Form 10-K
period 1995-12-31
NEROX ENERGY CORP
filed 1996-06-21
CIK 810270

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K


                 Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the Fiscal Year Ended:                                Commission File Number

December 31, 1995                                                        0-18049


                            NEROX ENERGY CORPORATION

         Nevada                                                 91-1317131
(State of Incorporation)                                (I.R.S. Employer ID No.)

                        846 West Foothill Blvd., Suite Y
                         Upland, California 91786-3770

Registrant's telephone number, including area code: (909) 981-3217

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class                    Name of Each Exchange on Which Registered
- - -------------------                    -----------------------------------------

     None                                   None

Securities registered pursuant to Section 12(g) of the Act:

     Title of Class
     Common Stock ($0.02)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes  X                                                      No
         ---                                                        ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant is set forth in Part II, Item 5(B), page 7.

     As of December 31, 1995, the Company has 1,400,000 shares of its Common Stock issued and outstanding.

     The Auditors' Report and financials are attached hereto.

     The Annual Proxy Statement is incorporated by reference herein and attached hereto as Exhibit A.

                                     PART I

ITEM 1.  BUSINESS.

     INCORPORATION.  The Registrant was incorporated in the State of Nevada in
     -------------
1985 for the purpose of raising capital and acquiring an interest in a business opportunity.

     AMENDMENT TO ARTICLES OF INCORPORATION.  At a special meeting of the Board
     --------------------------------------
of Directors, held on April 20, 1995, a resolution was unanimously adopted ratifying an Amendment of the Articles of Incorporation reducing the number of authorized shares from 50,000,000 to 2,500,000 and increasing the par value of common shares from $.001 to $.02. In addition, two classes of preferred stock were authorized: 100,000 Class-A, Preferred, convertible after one year, non-voting, and 100,000 Class-B, Preferred, non-convertible, non-voting shares. The preferred shares have no par value.

     Pursuant to Nevada General Corporation Law and the By-laws of the Company, the Board of Directors of the Company amended the Company's Certificate of Incorporation in order to effectuate a reverse stock split of one for 35.714 (1:35.714), filed by the office of the Nevada Secretary of State on June 22, 1995, and effected on September 1,1995.

     TRANSFER AGENT. The Transfer Agent and Registrar of the Company's common
     --------------
stock is Chemical Mellon Trust Company of California, 300 South Grand Avenue, Los Angeles, California 90071. The CUSIP assigned to the Company's common stock is 640811-10. The stock is currently trading.

     NATURE OF BUSINESS.  The company's primary activities throughout the past
     ------------------
two years have been directed towards the development and marketing of oil and natural gas reserves. The company currently holds production interests in 13 wells, spanning four states including Alaska.

     On December 28, 1995, the company acquired a 100% interest in the Jonesville Coal Mine from Placer Dome, USA, Ltd. for approximately $1,020,000. In addition, the Company acquired mining equipment, leases and permits from Hobbs Industries, Inc. ("Hobbs") in exchange for a 19% interest in the company's previously wholly owned subsidiary, Nerox Power Systems, Inc. ("NPSI"). The assets received were valued at $1,355,000. Subsequently, Hobbs has attempted to avoid the contract and a lawsuit has been filed. See Item 3. Legal Proceedings.

     Certified reserve analysis studies by both the United States Geological Survey and independent consultants value the coal reserves between 37,000,000 to 42,000,000 metric tons of recoverable, high grade bituminous Class "B" coal.

     NPSI has developed a mine plan which will commence in July, 1996, that will produce between 125,000 - 130,000 tons of coal in 1996. Continued development plans reflect projected production levels of 300,000 tpy in 1997 and between 450,000 - 500,000 tpy in 1998. Based on this production schedule, the reserve life index at maximum productivity is over 50 years.

     Under a five year contract with Glencore Ltd. (a major Pacific Rim commodities broker) signed in mid-1995, Glencore has agreed to purchase all the coal NPSI can produce.

     INVESTMENT PROPERTIES:
     ---------------------

     The current oil and gas producing properties are as follows:

     Proved Developed Producing Reserves:              13 Units
     Proved Developed Non-Producing Reserves:           6 Offsets
     Proved Undeveloped Reserves:                       4 Leases

WELL                      LOCATION                  TYPE          OPERATOR
LeSage #1                 Clairborne Parish, LA     Gas/oil       Pride Exploration Corp.
LeSage #1A                Clairborne Parish, LA     Gas/oil       Pride Exploration Corp.
Ellerbe #1                Caddo Parish, LA          Gas           Pride Exploration Corp.
Herold #13-1              Caddo Parish, LA          Gas           Pride Exploration Corp.
Herold-Augers #1          Caddo Parish, LA          Gas           Pride Exploration Corp.
Rollins #1A               Caddo Parish, LA          Gas           Pride Exploration Corp.
Montgomery-Heirs #1       Madison Parish, LA        Gas           Pride Exploration Corp.
Montgomery-Heirs #2       Madison Parish, LA        Gas           Pride Exploration Corp.
Hofstetter #1             Duvall County, TX         Oil           ENRON
Maxted 1                  Kimball County, NEB       Oil           EOTT Energy Corp.
Maxted 3                  Kimball County, NEB       Oil           EOTT Energy Corp.
W. McArthur
River #1A                 Cook Inlet, Alaska        Gas/oil       Stewart Petroleum
Simon Bldg. &
Development               Caddo Parish, LA          Gas           Pride Exploration Corp.

                          1995                      1994                      1993

                          Oil          Gas          Oil          Gas          Oil          Gas
                          ---          ---          ---          ---          ---          ---
Average Sales price:      $14.20       $1.09        $15.20       $1.35        $16.10       $2.03

     REVENUES. The Registrant's revenues are derived from its proportionate
     --------
interest in domestic oil and gas producing properties. The Registrant is not the operator of any wells in which it owns an interest. Additionally, the majority of near term revenues and cash flows will be derived from the Jonesville coal mine operations.

     COMPETITIVE CONDITIONS. The oil and gas industry is intensely competitive
     ----------------------
in all of its phases and competes with other industries in supplying the energy and fuel requirements of industrial, commercial and individual consumers. The principal method of competition in the production of oil and gas is the successful location and acquisition of properties which produce commercially profitable quantities of oil and gas. While it is not possible for the Registrant to state accurately its position in the oil and gas industry, the Registrant competes with numerous other oil and gas operations, independent oil companies and major integrated oil companies, many of which have substantially greater financial and other resources than the Registrant. The Registrant's oil and gas operations may be adversely affected by the fact that its assets and available personnel may not be adequate to permit it to compete with larger companies in the acquisition and development of properties. Coal operation activities are estimated to contribute over 60% of the Company's future revenues and earnings stream. The Company's operational activities, however, have yet to commence and therefore, are subject to possible working capital constraints, start up delays, and permitting approval by state agencies.

     REGULATION OF PRODUCTION OPERATION.  The production of oil and gas is
     ----------------------------------
subject to extensive federal and state laws, rules, orders, and regulations governing a wide variety of matters, including the drilling and spacing of wells, allowable rates of production, prevention of waste and pollution, and protection of the environment. Although the particular regulations applicable in each state in which operations are conducted vary, such regulations are generally designed to ensure that oil and gas operations are carried out in a safe and efficient manner and to ensure that similarly-situated operators are provided with reasonable opportunities to produce their respective fair shares of available oil and gas reserves. In addition to the direct costs borne in complying with such regulations, operations and revenues may be impacted to the extent that certain regulations limit oil and gas production to below economic levels.

     REGULATION OF SALES AND TRANSPORTATION OF NATURAL GAS. The sale of natural
     -----------------------------------------------------
gas may be subject to both federal and state laws and regulations, including, but not limited to, the Natural Gas Act of 1938 (the "NGA"), the Natural Gas Policy Act of 1978 (the "NGPA"), and regulations promulgated by the Federal Energy Regulatory Commission (the "FERC") under the NGA, the NGPA, and other statutes. The provisions of the NGA and NGPA, as well as the regulations thereunder, are complex and affect all who produce, resell, transport, or purchase natural gas, including the Company. Although virtually all of the Company's gas production is not subject to price regulation, the NGA, NGPA, and FERC regulations affect the availability of gas transportation services and the ability of gas consumers to continue to purchase or use gas at current levels. It is anticipated that the Company will receive current market value for its production.

     FUTURE LEGISLATION. Legislation affecting the oil and gas industry is under
     ------------------
constant review for amendment or expansion. Because such laws and regulations are frequently amended or reinterpreted, management is unable to predict what additional energy legislation may be proposed or enacted or the future cost and impact of complying with existing or future regulations.

     REGULATION OF THE ENVIRONMENT. The Company's operations are subject to
     -----------------------------
various federal and state laws and regulations designed to protect the environment. Compliance with such laws and regulations, together with all penalties resulting from noncompliance therewith, may increase the cost of operations or may affect the ability of the Company to complete, in a timely fashion, existing or future activities. Management anticipates that various local, state, and federal environmental control agencies will have an increasing impact on the Company's operations.

     INSURANCE COVERAGE.  The Company is subject to all of the risks inherent in
     ------------------
the exploration for and production of oil and gas including blowouts, pollution, fires, and other casualties. The Company maintains insurance coverage as is customary for entities of a similar size engaged in operations similar to that of the Company, but losses can occur from uninsurable risks or in amounts in excess of existing insurance coverage. The occurrence of an event which is not fully covered by insurance could have a material adverse effect on the Company's financial position and results of operations.

     EMPLOYEES.  At May 31, 1996, the Registrant had four salaried employees.
     ---------
Currently, the Registrant is charged for office space and clerical staff time through the offices of Nicholas E. Ross, President and Chairman of the Board.

ITEM 2.  PROPERTIES.

     THE WEST MCARTHUR RIVER OIL PROPERTY. The West McArthur River Oil Field
     ------------------------------------
(WMRF) abuts the western shore of the Cook Inlet Basin in Alaska. The Cook Inlet has been the site of prolific oil and gas production since the early 1960s when a reservoir in excess of 600,000,000 barrels of oil was discovered and produced. The Stewart Petroleum Co. drilled exploratory well in the WMRF. A discovery was made and the well was completed in December 1992. The discovery, WMRF Unit #1, initially produced approximately 1,500 barrels per day (bpd) until mechanical difficulties during its bonding process, which allowed the intrusion of water, required that the well be reworked and squeezed. The 1995 production was limited to 75,447 barrels due to the reworking and redrilling process.
Since early 1996 the well has been fully operational with an average daily production rate of 1,700 barrels. The Company owns a 5% working interest in this well.

     OTHER OIL AND GAS PROPERTIES.  The remaining twelve producing wells were
     ----------------------------
originally drilled by operators in joint ventures with Ross Production Company, an affiliate of the Company. Subsequently, the Company acquired its interest in these properties from its affiliate and associated investors in exchange for common stock.

     JONESVILLE COAL MINE.  A new property being developed is the 1410 acre
     --------------------
Jonesville Coal Mine, which is 81% owned by NPSI. NPSI anticipates opening the Jonesville coal mine and commencing delivery of coal in the second half of 1996.

ITEM 3.  LEGAL PROCEEDINGS

     On August 10, 1995 NPSI entered into an agreement with Hobbs to purchase all interest of Hobbs in a coal mine located near Sutton, Alaska and all mining equipment, supplies and other property used or useful in connection with the coal mine. In an effort to avoid the agreement Hobbs filed a lawsuit against NPSI and others in December 1995 seeking to avoid the August 10, 1995 contract and several million dollars in damages. To date, the court has made several preliminary rulings, all favorable to NPSI. It is counsel's opinion that this lawsuit has no merit and there is virtually no chance that plaintiffs will succeed in their efforts to invalidate the agreement or recover damages. NPSI has taken a very aggressive posture in the lawsuit and will continue to vigorously contest all allegations and efforts by plaintiffs to obtain relief.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     SUBMITTED TO A VOTE.  The following matters were submitted to a vote of the
     -------------------
Registrant's security holders at the Annual Meeting of the Shareholders, December 3, 1995:

          1.  Election of Directors of the Registrant. (See Proxy Statement).

          2. Ratification of Saddington.Cacciamatta, CPAs as independent auditors for the fiscal year ended December 31, 1994.

          3. Ratification of Saddington.Cacciamatta, CPAs as independent auditors for the fiscal year ended December 31, 1995.

     PROXY STATEMENT/ANNUAL REPORT. See the Annual Proxy Statement attached hereto as Exhibit "A".

                                    PART II

ITEM 5.  MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCK-HOLDER MATTERS

     HIGH AND LOW BID.  The following table sets forth the high and low bid
     ----------------
prices of the Common Stock of the Registrant in the over-the-counter market (OTC Bulletin Board) in 1995 and 1994. The information was provided by the market-maker in the Registrant's stock and statistical reports by the NASD. Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. The average high and low closing prices, for the last two fiscal years were as follows:

          1995 High                                   $6.50
          1995 Low                                    $0.71
          1994 High                                   $7.86
          1994 Low                                    $2.33

     HOLDERS.  At the date of this filing there are approximately 420 holders of
     -------
the Common Stock of the Registrant.

     DIVIDENDS.  The Company has paid no dividends on its common stock and for
     ---------
the foreseeable future has no plans to pay dividends. In conjunction with the issuance of its Class-A preferred shares in 1995, the Company accrued dividends of $7,494.

ITEM 6.   SELECTED FINANCIAL DATA

     The following financial data should be read in conjunction with the financial statements of the Registrant and the related notes and Item 7.

                            1995           1994            1993          1992           1991
                        ------------   -------------   ------------   -----------   -------------
Operating Revenues       $  220,833     $  287,954      $  518,566     $  138,304     $    1,569

Net (loss)              ($  864,972)   ($1,623,306)    ($  151,896)   ($   40,215)   ($1,336,478)


Total assets             $6,104,544     $4,201,180      $1,845,733     $2,037,498     $  381,813

Long Term Debt           $        0     $        0      $        0     $        0     $        0

Net (loss) per
  common share          ($      .63)   ($     1.30)    ($      .14)   ($      .04)   ($     1.79)

Net cash dividends
  declared per
  common share           $      .00     $      .00      $      .00     $      .00     $      .00

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     RESULTS OF OPERATIONS.  The following review of operations should be read
     ---------------------
in conjunction with the Consolidated Financial Statements and the Notes thereto included elsewhere in this document.

     1995 COMPARED TO 1994.  Total revenues from oil and gas sales for 1995
     ---------------------
were $220,833, a decrease of 23% from $287,954 in 1994. The decrease is due to production of fewer barrels of oil from wells in which the Company has working interests, 97,300 barrels in 1995 compared to 335,600 barrels in 1994, partially offset by an increase in the amount of natural gas produced from wells in which the Company has working interests, 188,800 mcfs in 1995 as compared to 82,440 in 1994. Oil production declined because many of the oil producing properties are nearing the end of their productive lives. Some of these wells were shut-in during the year awaiting "behind the pipe" production. In addition, the average sales price of oil and natural gas continued to decline in 1995.

     Oil and gas production costs have increased when compared to revenues produced due to significant well re-work, repairs and re-drilling. Mining costs are new in 1995 and reflect costs to get the Jonesville coal mine ready for operation. General and administrative expenses increased by 218% from $174,690 in 1994 to $556,512 in 1995. Of the total general and administrative expenses $342,397 can be attributed to NPSI which was reactivated this year to run the coal operation. The remaining general and administrative expenses of $214,115 for Nerox increased mostly due to additional legal fees and other fees associated with the reverse stock split and a private placement of preferred shares. Depletion decreased from $275,478 in 1994 to $102,814 in 1995 due to a decrease in equivalent barrels produced plus a decrease in the oil and gas property cost from the impairment allowance of $1,172,510 recorded in 1994. Reserves reports in 1995 were more favorable as the WMF#1A had been drilled and was on-line in 1995 whereas its production was still in doubt in late 1994. Interest costs increased from $7,531 to $68,388 as the Company has increasingly had to rely on borrowings to finance its operations. The minority interest in the loss of NPSI occurred due to the sale of 19% of NPSI to Hobbs.

     1994 COMPARED TO 1993.  Total revenues from oil and gas sales for 1994
     ---------------------
were $287,954, a decrease of 45% from $518,566 in 1993. This decrease is due to overall declining prices for oil and gas and the fact that some wells were shut in for service, maintenance, "frac jobs" and acidism. Periodic "shut ins" are common in the industry, and during such times, little or no production occurs. The additional maintenance procedures described above caused production costs to increase to $280,251 in 1994 from $197,052 in 1993.

     New reserve reports indicated a severe decline in estimated future net cash flows from the 1993 report, causing the Company to record an impairment allowance of $1,172,510 in 1994. The overall decline in prices for oil and gas played a significant role in this decline as did erratic production due to shut-in wells.

     General and administrative expenses decreased by $75,020 to $174,690 in 1994 from $249,710 in 1993. This represents continued efforts to decrease costs and streamline operations. Specifically, legal and accounting fees decreased by over $46,000. Also, contributing to the decrease were expenses incurred in 1993, such as fees of $31,000 to outside counsel for a private placement memorandum, that were not repeated in 1994.

     LIQUIDITY AND CAPITAL RESOURCES.
     -------------------------------

     At December 31, 1995, the Company had current liabilities totaling $1,610,545 and current assets of $116,137 for a working capital deficit of $1,494,408 due primarily to operating losses and short-term borrowings to purchase and develop the Jonesville Coal Mine. Management is seeking additional equity financing for the short-term until coal production commences. In addition, the Company's president has agreed to accept preferred stock in lieu of the $826,390 of notes payable due to him and affiliates controlled by him.

     INFLATION.  Inflation during the three years ended December 31, 1995 has
     ---------
had little effect on the Company's capital costs and results of operations.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          Auditors' Report and financials are attached hereto as pages 12 to 26.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     BOARD OF DIRECTORS
     ------------------

            Name           Age   Position with the Company               Since
     ----------------      ---   --------------------------------        -----
     Nicholas E. Ross       65   Chairman, President, CEO and CFO         1992
     William D. Artus       47   Director                                 1992
     Joe Brock              65   Director                                 1992
     Jack Utter             59   Director                                 1995
     Leroy Studer           66   Director (resigned December 20, 1995)    1995

     Nicholas E. Ross, from 1972 to 1994 has been engaged in the acquisition of oil and gas leases and has participated in the drilling of over 300 oil and gas properties.

     William Artus is the managing partner of Artus & Choquette, a law firm in Anchorage, Alaska.

     Joe Brock is a retired business-owner. Mr. Brock also serves on the Board of Directors of another public company.

     Jack Utter has been counsel to several major companies. He was general counsel and a principal in Tommy Lasorda Foods, Inc., where he was instrumental in taking this company public. In addition, Mr. Utter represented Discovery Capital Corporation, a public corporation, Cardono Square, Ltd., a 60,000 sq. ft. commercial office building, (built via public sale of securities) and Meridian Hotels, an international hotel management company. Mr. Utter represents national developers as corporate and securities counsel.

     Leroy Studer is a CPA with his own firm.

     EXECUTIVE OFFICERS.  Nicholas E. Ross is President and Chief Financial
     ------------------
Officer. Raleigh Utter is Secretary.

ITEM 11.  EXECUTIVE COMPENSATION

     During the fiscal year ended December 31, 1995, none of the Officers or Directors of the Company had compensation with the exception of payments to certain directors for professional services as described in Item 13.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information as of December 31, 1995 as to each person who is known to the Registrant to be the beneficial owner of more than 5% of the common stock of the Registrant, and as to the security ownership of each Director of the Registrant and all officers and Directors of the Registrant as a group. Except where specifically noted, each person listed in the table has sole voting and investment power in the shares listed.

     Name and Address                               Number of Shares        Percent of
     of Beneficial Owner(1)                         Beneficially Owned      Shares Outstanding
     ----------------------                         ------------------      -------------------
     Ross Production Company, Inc.                        307,219                21.94%
     846 West Foothill Blvd., Suite Y
     Upland, California 91786

     William Artus                                         53,000                 3.78%
     629 L. Street, Suite 101
     Anchorage, Alaska 99501

     Joe Brock                                             14,000                 1.00%
     846 West Foothill Blvd., Suite Y
     Upland, California 91786

     Leroy Studer                                          12,240                  .87%
     1300 Quail Street, Suite 108
     Newport Beach, California 92660

     All officers and directors as a group                386,459                27.59%

(1) A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from December 31, 1995 upon the exercise of warrants or options. Each beneficial owner's percentage ownership is determined by assuming that options or warrants that are held by such person (but not those held by any other person) and which are exercisable within 60 days from December 31, 1995 have been exercised.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          PAYMENTS TO DIRECTORS FOR PROFESSIONAL SERVICES.  The law firm of
          -----------------------------------------------
Artus & Choquette, of which Mr. Artus, a Company Director, is a partner, received compensation in the form of legal fees for services rendered to the Company in 1995 of $16,066.

     Mr. Utter, a Company Director, received compensation in the form of legal fees for services rendered to the Company in 1995, 1994 and 1993 of $46,289, $37,428 and $45,424, respectively.

     Mr. Leroy Studer, a shareholder and former Company Director, received compensation in the form of accounting fees for services rendered to the Company in 1995, 1994 and 1993 of $46,322, $29,547 and $53,519, respectively.

     The Company has contracted with Pride Exploration, Inc. ("Pride") to operate certain of its oil and gas properties. Mr. John C. Grunau, Pride's President and a former Company Director, received compensation in the form of operator fees for services rendered to the Company in 1994 and 1993 of $27,402 and $38,765.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     EXHIBIT A    - 1995 PROXY STATEMENT

     EXHIBIT 23.1 - CONSENT OF AUDITORS

     EXHIBIT 27   - FINANCIAL DATA SCHEDULE

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  June 18, 1996                    NEROX ENERGY CORPORATION


                                         By: /s/ Nicholas E. Ross
                                             ----------------------------------
                                         Nicholas E. Ross, Chairman of the Board

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated:   June 18, 1996                       /s/ Nicholas E. Ross
                                             ----------------------------------
                                             Nicholas E. Ross, President and
                                               Chief Executive Officer


Dated:   June 18, 1996                       /s/ Nicholas E. Ross
                                             ----------------------------------
                                             Nicholas E. Ross, Chairman of the
                                             Board


Dated:   June 18, 1996                       /s/ Jack Utter
                                             ----------------------------------
                                             Jack Utter, Director

                    NEROX ENERGY CORPORATION AND SUBSIDIARY

                       Consolidated Financial Statements

                          December 31, 1995 and 1994

                        REPORT OF INDEPENDENT AUDITORS
                        ------------------------------

The Board of Directors and Stockholders
Nerox Energy Corporation



We have audited the accompanying consolidated balance sheets of Nerox Energy Corporation and Subsidiary (the "Company") as of December 31, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Nerox Energy Corporation for the year ended December 31, 1993 were audited by other auditors who have ceased operations and whose report dated March 24, 1994, expressed an unqualified opinion on those statements.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 1995 and 1994 and the consolidated results of their operations and cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. The Company incurred substantial losses in 1995 and 1994 and has a large working capital deficiency at December 31, 1995. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.


                                            /s/ Saddington . Cacciamatta

                                            SADDINGTON.CACCIAMATTA

May 17, 1996
Irvine, California

                    NEROX ENERGY CORPORATION AND SUBSIDIARY
                          Consolidated Balance Sheets

                                                            December 31,
                                                    ----------------------------
                                                        1995            1994
                                                    ------------    ------------

                                     ASSETS
                                     ------
Current Assets:

  Cash                                              $     66,488    $     50,486
  Other                                                   49,649          17,633
                                                    ------------    ------------

      Total current assets                               116,137          68,119
                                                    ------------    ------------

Property and Equipment, at cost:

  Coal mine and related equipment                      1,730,094               -
  Proved oil and gas properties,
    using successful efforts accounting                6,072,936       5,844,870
  Less accumulated depletion and an impairment
    allowance of $1,172,510                           (1,814,623)     (1,711,809)
                                                    ------------    ------------

                                                       5,988,407       4,133,061
                                                    ------------    ------------

                                                    $  6,104,544    $  4,201,180
                                                    ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities:

  Notes payable                                     $ 1,402,333    $     35,000
  Accounts payable                                      208,212          69,437
                                                    -----------    ------------

      Total current liabilities                       1,610,545         104,437
                                                    -----------    ------------

Commitments and contingencies                                 -               -

Minority interest                                       206,028               -
                                                    -----------    ------------

Stockholders' Equity:

  10% cumulative, non-voting, convertible
    preferred stock, no par value, authorized
    100,000 shares; issued and outstanding
    70,709 shares in 1995                               495,000               -
  Common stock, par value $.02, authorized
    2,500,000 shares; issued and outstanding
    1,400,000 and 1,335,738 shares in
    1995 and 1994, respectively                          28,000          26,715
  Additional paid-in capital                          8,630,597       7,537,498
  Receivable - subsidiary stock issuance               (525,690)              -
  Accumulated deficit                                (4,339,936)     (3,467,470)
                                                    -----------    ------------

      Net stockholders' equity                        4,287,971       4,096,743
                                                    -----------    ------------

                                                    $ 6,104,544    $  4,201,180
                                                    ===========    ============

                    NEROX ENERGY CORPORATION AND SUBSIDIARY
                     Consolidated Statements of Operations



                                                            Year ended December 31
                                                  ------------------------------------------
                                                     1995            1994            1993
                                                  -----------    ------------    -----------

Revenues:

  Oil and gas sales                               $   220,833    $    287,954    $   518,566
                                                  -----------    ------------    -----------

Cost and expenses:

  Oil and gas production                              220,006         280,251        197,052
  Mining                                              262,704               -              -
  General and administrative                          556,512         174,690        249,710
  Depletion                                           102,814         275,478        212,711
  Interest                                             68,388           7,531         10,189
  Impairment allowance                                      -       1,172,510              -
                                                  -----------    ------------    -----------

                                                    1,210,424       1,910,460        669,662
                                                  -----------    ------------    -----------

Loss before minority interest and
provision for income taxes                           (989,591)     (1,622,506)      (151,096)

Minority interest                                     125,419               -              -
                                                  -----------    ------------    -----------

Loss before provision for income
   taxes                                             (864,172)     (1,622,506)      (151,096)

Provision for income taxes                                800             800            800
                                                  -----------    ------------    -----------

Net loss                                          $  (864,972)   $ (1,623,306)   $  (151,896)
                                                  ===========    ============    ===========

Net loss per share                                $      (.63)   $      (1.30)   $      (.14)
                                                  ===========    ============    ===========

                    NEROX ENERGY CORPORATION AND SUBSIDIARY
                Consolidated Statements of Stockholders' Equity
                  Years Ended December 31, 1995, 1994 and 1993

                                10% Convertible
                                Preferred Stock            Common Stock
                             ---------------------   ---------------------    Additional
                               Number                Number of                  Paid-in                       Accumulated
                             of shares    Amount      Shares      Amount        Capital       Receivable        Deficit
                             ---------   ---------   ---------   ---------   -------------   -------------   -------------
Balance, December 31,
 1992                                -   $       -     888,447   $  17,769   $   3,187,693   $          -    $  (1,692,268)
 Stock issued for oil
   and gas properties
   acquired in 1992                  -           -     171,310       3,426          (3,426)             -                -
 Net loss                            -           -           -           -               -              -         (151,896)
                             ---------   ---------   ---------   ---------   -------------   -------------   -------------

Balance, December 31,
 1993                                -           -   1,059,757      21,195       3,184,267              -       (1,844,164)
 Stock issued for oil
   and gas properties
   acquired in 1992                  -           -     134,860       2,697          (2,697)             -                -
 Stock issued for oil
   and gas properties
   acquired                          -           -     108,394       2,168       3,869,030              -                -
 Stock issued in
   settlement of
   liabilities                       -           -      32,727         655         486,898              -                -
 Net loss                            -           -           -           -               -              -       (1,623,306)
                             ---------   ---------   ---------   ---------   -------------   -------------   -------------

Balance, December 31,
 1994                                -           -   1,335,738      26,715       7,537,498              -       (3,467,470)
 Stock issued in
   settlement of
   liabilities                                   -           -      49,516             990        140,530                -
 Sales of stock                             70,709     495,000      14,746             295         52,326                -
 10% Preferred stock
   dividend (pro-rated)              -           -           -           -               -              -           (7,494)
 Sale of subsidiary
   stock                             -           -           -           -         900,243              -                -
 Receivable from sale
   of subsidiary stock               -           -           -           -               -       (525,690)               -
 Net loss                                        -           -           -               -              -         (864,972)
                             ---------   ---------   ---------   ---------   -------------   -------------   -------------
Balance, December 31,
 1995                           70,709   $ 495,000   1,400,000   $  28,000   $   8,630,597   $   (525,690)  $   (4,339,936)
                             =========   =========   =========   =========   =============   =============   =============



See accompanying notes to consolidated statements.

                    NEROX ENERGY CORPORATION AND SUBSIDIARY
                     Consolidated Statements of Cash Flows


                                                            Year Ended December 31,
                                                  ------------------------------------------
                                                     1995            1994            1993
                                                  -----------    ------------    -----------

Cash flows from operating activities:
   Net loss                                       $  (864,972)    $(1,623,306)   $  (151,896)
   Adjustments to reconcile net loss to
     net cash provided (used) by
     operating activities:
   Minority interest                                 (125,419)              -              -
   Oil and gas reserve impairment                           -       1,172,510              -
   Depletion                                          102,814         275,478        212,711
   Decrease (increase) in other assets                (32,016)         21,773         75,530
   Increase (decrease) in accounts payable            381,281          72,555        (39,869)
                                                  -----------    ------------    -----------

Net cash provided (used) by operating
   activities                                        (538,312)        (80,990)        96,476
                                                  -----------    ------------    -----------

Cash flows from investing activities:
   Proceeds from sale of oil and gas
     properties                                        21,934               -              -
   Purchase of coal mine                           (1,274,094)              -              -
                                                  -----------    ------------    -----------

Net cash used by investing activities              (1,252,160)              -              -
                                                  -----------    ------------    -----------

Cash flows from financing activities:
   Proceeds from notes payable                      1,258,853          35,000              -
   Sales of common stock                               52,621               -              -
   Sales of preferred stock                           495,000               -              -
                                                 ------------    ------------    -----------

Net cash provided by financing activities           1,806,474          35,000              -
                                                 ------------    ------------    -----------

Net increase (decrease) in cash                        16,002         (45,990)        96,476

Cash, beginning of year                                50,486          96,476              -
                                                 ------------    ------------    -----------

Cash, end of year                                $     66,488    $     50,486    $    96,476
                                                 ============    ============    ===========

Supplemental disclosures of cash flows activities
- - ----------------------------------------------------

Cash paid for:
   Interest                                      $          -    $      6,600    $    24,050
   Income taxes                                           800             800            800

Noncash investing and financing activities:

   Acquisition of property through issuance
     of common stock                             $    295,000    $  3,871,198    $         -
                                                 ============    ============    ===========

   Debt to equity conversion                     $    141,520    $    487,553    $         -
                                                 ============    ============    ===========

   Dividends in arrears                          $      7,494    $          -    $         -
                                                 ============    ============    ===========

   Issuance of subsidiary shares in exchange
     for a receivable                            $    649,000    $          -    $         -
                                                 ============    ============    ===========

                            NEROX ENERGY CORPORATION
                   Notes to Consolidated Financial Statements
                               December 31, 1995

1. Summary of significant accounting policies
- - ---------------------------------------------

   Nature of business
   ------------------

   Nerox Energy Corporation was incorporated on September 26, 1985 under the laws of the State of Nevada. On January 28, 1994, the Company's name was changed from Gemini Energy Corporation to Nerox Energy Corporation.

   The Company's operations consist primarily of oil and gas exploration and development. The financial statements reflect oil and gas revenues from interests in producing wells in Alaska, Louisiana and three other states. Oil and gas production is sold at the wellhead to purchasers of crude oil. Virtually all of the oil and gas production was sold to three companies during each of the three years in the period ended December 31, 1995.

   In 1995, the Company purchased rights to a coal mine near Sutton, Alaska. Mining operations are anticipated to begin mid-1996.

   Principles of consolidation
   ---------------------------

   The consolidated financial statements include Nerox Energy Corporation and its majority owned subsidiary, Nerox Power Systems, Inc. (NPSI). All significant intercompany balances and transactions have been eliminated.

   Cash
   ----

   The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

   Oil and gas properties
   ----------------------

   The Company utilizes the "successful efforts" method of accounting for costs incurred in the exploration and development of oil and gas properties. Accordingly, costs incurred in the acquisition and exploratory drilling of oil and gas properties will be accumulated and subsequently either expensed if the properties are determined not to have proved reserves, or capitalized as a depletable asset if proved reserves are discovered. Costs of drilling development wells will be capitalized. Geological, geophysical, and carrying costs are charged to expenses as incurred. Acquisition costs relating to producing oil and gas properties are amortized on a lease by lease basis using the units-of-production method based on engineers' estimates of proven oil and gas reserves. Depletion and depreciation of producing oil and gas properties (other than acquisition costs) are amortized by lease using the units-of-production method based on estimated proved developed reserves. Amortization rates used to compute depletion for 1995, 1994 and 1993 were $.83, $.67 and $.63, respectively.

   Proved oil and gas properties are periodically assessed for impairment of
   value, and a loss is recognized at the time of impairment.   An impairment of
   $1,172,510 was recognized in 1994.

   Capitalized costs of unproved oil and gas properties are evaluated annually and adjusted for any impairment of the properties.

                           NEROX ENERGY CORPORATION
                   Notes to Consolidated Financial Statements


1. Summary of significant accounting policies (continued)
- - ---------------------------------------------------------

   Use of estimates
   ----------------

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of continent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

   Net loss per share
   ------------------

   Net loss per share is based on 1,381,520, 1,251,963 and 1,059,757 weighted average shares outstanding for 1995, 1994 and 1993 respectively.

   Reclassification of prior year amounts
   --------------------------------------

   Certain prior year amounts have been reclassified to conform to the current year presentation.

2. Going concern
- - ----------------

   The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has experienced significant net operating losses in each of the last two years. Oil and gas production revenues declined significantly in 1994 due to declining oil and gas prices. Additionally, in 1994 and 1995 periodic maintenance was performed on some of the wells, with little or no production occurring during this time. In 1995, the Company purchased a coal mine, and while it has a contract to sell all the coal it can produce in the near future, additional capital infusion is necessary to actually begin mining operations. These factors raise substantial doubt about the Company's ability to continue as a going concern.

   Management is currently seeking additional financing and the Company's majority stockholder has agreed to accept common stock in settlement of $826,390 in notes payable. In addition, management believes that oil and gas production will increase due to increases in prices, while production expenses will decline, thus generating positive cash flow from that segment of operations.

3. Acquisition of properties
- - ----------------------------

   Coal mine and related equipment
   -------------------------------

   On August 10, 1995 the Company agreed to acquire certain mining equipment and other related items valued at $1,355,000 in exchange for 19% of NPSI, resulting in a minority interest of $454,757. Subsequently the new minority shareholders, Austin R. Hobbs and Hobbs Industries, Inc. ("Hobbs"), filed suit against the Company to avoid the transaction and refused to deliver most of the mining equipment. While the Company has been successful at every stage of this litigation, it is not clear when the equipment will be delivered to NPSI and Hobbs is currently in defiance of a court order to release such equipment. Due to these circumstances, the Company has only recorded $295,000 of equipment and $411,000 of related items which are

                           NEROX ENERGY CORPORATION
                   Notes to Consolidated Financial Statements


3. Acquisition of properties (continued)
- - ----------------------------------------

   Coal mine and related equipment (continued)
   -------------------------------------------

   in its possession. The remaining $649,000 has been recorded as a receivable offsetting the Company's equity by $525,690 and the minority interest by $123,310.

   On October 27, 1995 NPSI entered into an agreement with Placer Dome U.S. Inc. ("PDUS") to assume all obligations of PDUS under an Alaska State Coal Lease covering approximately 1410 acres on the site known as the Evan Jones coal mine. The purchase price for the assignment of this lease was $980,943 to PDUS, of which $180,943 is still payable, and $40,000 to the State of Alaska. The lease allows NPSI the exclusive right to mine coal in the leased area for an indefinite period of time and calls for a 5% royalty on all production to be paid to the State of Alaska, and annual rent of $3 per acre to be credited against any royalties due.

   Oil and gas
   -----------

   In 1994, the Company acquired proved oil and gas properties in Alaska through the issuance of 108,394 shares of common stock. Properties acquired from others have been valued at $3,871,198. The agreement included the Company's promise of $35.71 per share stock value at the end of two years. If the common stock has a value of less that $35.71 per share two years from the date of transfer, then, at the Company's option, the Company may buy the stock for $35.71 per share, issue stock representing the difference between market value and $35.71 per share or pay cash to the shareholder representing the difference between market value and $35.71 per share.

4. Notes payable
- - ----------------

                                                        1995        1994
                                                      --------    ---------
   Note payable of $500,000 (less prepaid
   interest of $105,000), with interest
   at 24% due November 15, 1996.  This note is
   secured by 140,000 shares of the
   majority shareholder's common stock.
   In addition, the note holder has the
   option of converting this note into 4,900
   shares of the Company's common stock at
   any time prior to maturity. The majority
   shareholder obtained this note and assigned
   it to the Company on the same terms.               $395,000    $    -

   Unsecured note payable of $200,000 with
   imputed interest  at 10%, due on or before
   December 31, 1996.                                  180,943         -

   Unsecured note payable to an affiliated
   company, with interest at 10%, due on or
   before December 31, 1996.                           400,000         -

   Unsecured notes payable to an affiliated
   company, with interest at 10% due on demand.        317,496         -

                            NEROX ENERGY CORPORATION
                   Notes to Consolidated Financial Statements


4.  Notes payable, stockholder (continued)
- - ------------------------------------------

                                                          1995        1994
                                                       ----------   -------
   Unsecured note payable to the Company's
   President  with  interest  at  10%, due on
   demand.                                                108,894    35,000
                                                       ----------   -------
                                                       $1,402,333   $35,000
                                                       ==========   =======

5. Stockholders' equity
- - -----------------------

   Preferred stock
   ---------------

   On April 20, 1995, the Company's board of directors authorized two classes of preferred stock: Class-A, 100,000 shares of 10% cumulative, non-voting convertible preferred stock, and Class-B, 100,000 shares of non-convertible, non-voting shares. After one year, the Class-A shares are convertible into common shares on a one for one basis at the option of the holder. The Company issued 70,709 shares of class-A preferred stock in 1995, and at December 31, 1995, dividends in arrears were $7,494.

   Common stock
   ------------

   On April 20, 1995 the Company's board of directors authorized a one for
   35.714 reverse stock split, a reduction in the total number of shares authorized from 50,000,000 to 2,500,000 and an increase in par value from $.001 to $.02. All share and per share data included in these financial statements have been restated to reflect these changes.

6. Federal income taxes
- - -----------------------

   Deferred tax assets and liabilities are recognized for temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. Deferred tax assets are reduced by a valuation allowance when deemed appropriate. The measurement of deferred tax assets and liabilities is computed using applicable current tax rates (34%), and is based on provisions of the enacted tax law: the effects of future changes in tax laws or rates are not anticipated.

   The Company has temporary differences in the financial reporting basis and tax basis of oil and gas properties. These differences arise principally because the impairment of oil and gas properties is not deductible for tax reporting purposes.

   The Company has a loss carryforward of $3,179,707 that may be offset against future taxable income. The carryforward will expire as follows:

    December 31
    -----------
        2006                       $1,297,307
        2008                          151,366
        2009                          450,634
        2010                          864,972
                                   ----------
                                   $2,764,279
                                   ==========

                            NEROX ENERGY CORPORATION
                   Notes to Consolidated Financial Statements


6. Federal income taxes (continued)
- - -----------------------------------

   The Company's deferred tax assets, which have been offset entirely by valuation allowances, are comprised of the following at December 31, 1995, 1994 and 1993.


                                              1995            1994            1993
                                          ------------    ------------     ----------

      Loss carryforwards                  $  2,764,279    $  1,899,307     $1,448,673
      Temporary differences in basis
        of oil and gas properties            1,234,641       1,234,641         62,141
                                          ------------    ------------     ----------
                                             3,998,920       3,133,948      1,510,814
      Applicable tax rate                        x  34%          x  34%         x  34%
                                          ------------    ------------     ----------
                                             1,359,632       1,065,542        513,677
      Valuation allowance                   (1,359,632)     (1,065,542)      (513,677)

      Deferred tax assets                 $          -    $          -     $        -
                                          ============    ============     ==========

   Deferred tax benefits in 1995, 1994 and 1993 have been offset entirely by increases in the valuation allowance totaling $294,090, $551,865 and $51,644, respectively.

7. Other related party transactions
- - -----------------------------------

   The Company leases its facility from an affiliate under a three year operating lease. The lease agreement expires in February, 1997 and has a one year renewal option. Rent expense to this affiliate totaled $4,800 and $4,800 for 1995 and 1994, respectively. In 1993 office space and certain other office expenses were provided through another affiliate for $5,200.

   Monthly accounting services are provided through an agreement with a minority shareholder. Such expenses totaled $46,322, $29,547 and $53,519 in 1995, 1994 and 1993, respectively.

   Legal services are provided by two of the Company's Directors, Mr. Jack Utter and Mr. William Artus. Expenses to Mr. Utter in 1995, 1994 and 1993 totaled $46,289, $37,428 and $45,424, respectively. Expenses to Mr. Artus in 1995 totaled $16,066.

   The Company has contracted with Pride Exploration, Inc. (Pride) to operate certain of its oil and gas properties. Pride's president was a Company board member in 1994 and 1993. Total expenses to Pride were $27,402 and $38,765 in 1994 and 1993, respectively.

   Included in accounts payable at December 31, 1994 is $18,125 due to related parties.

8. Commitments and contingencies
- - --------------------------------

   Leases
   ------

   In addition to the leases described in notes 3 and 7, the Company leases office space under an operating lease expiring in January 2000.

                            NEROX ENERGY CORPORATION
                   Notes to Consolidated Financial Statements


8. Commitments and contingencies (continued)
- - --------------------------------------------

   Net future minimum payments required under noncancellable operating leases are as follows:

                                  Related
                         Party     Other      Total
                        -------   --------   --------

        1996             $4,800    $22,820    $27,620
        1997                800     25,940     26,740
        1998                  -     27,500     27,500
        1999                  -     29,060     29,060
        2000                  -      6,310      6,310
        Thereafter            -     63,450     63,450

   Litigation
   ----------

   On August 10, 1995 NPSI entered into an agreement with Hobbs to purchase all interest of Hobbs in a coal mine located near Sutton, Alaska and all mining equipment, supplies and other property used or useful in connection with the coal mine. In an effort to avoid the agreement Hobbs filed a lawsuit against NPSI and others in December 1995 seeking to avoid the August 10, 1995 contract and also seeks several million dollars in damages. To date, the court has made several preliminary rulings, all of which are favorable to NPSI. It is counsel's opinion that this lawsuit has no merit and there is virtually no chance that plaintiffs will succeed in their efforts to invalidate the agreement or recover damages. NPSI has taken a very aggressive posture in the lawsuit and will continue to vigorously contest all allegation and efforts by plaintiffs to obtain relief.

9. Segment information
- - ----------------------

   In 1995 the Company's operations are classified into two principal industry segments: oil and gas, and coal. Prior to 1995, the Company operated in the oil and gas industry only. Following is a summary of segment information:

                                   Oil and Gas        Coal           Total
                                   ------------   ------------   --------------

      Net Sales                    $   220,833    $         -    $     220,833
                                   ===========    ===========    =============

      Loss from operations         $  (530,324)   $  (680,100)   $  (1,210,424)


      Identifiable assets          $ 4,749,311    $ 1,355,233    $   6,104,544
                                   ===========    ===========    =============

      Capital expenditures         $   250,000    $ 1,299,094    $   1,549,094
                                   ===========    ===========    =============

      Depreciation, depletion
        and amortization           $   102,814    $         -    $     102,814
                                   ===========    ===========    =============

                    NEROX ENERGY CORPORATION AND SUBSIDIARY
                         Report of Independent Auditor
                          on Supplemental Information



The Board of Directors and Stockholders
Nerox Energy Corporation


The supplemental information regarding oil and gas producing activities on the following pages is not a required part of the basic financial statements of Nerox Energy Corporation and Subsidiary but is supplementary information required by the Financial Accounting Standards Board. We have applied certain limited procedures, which consisted principally of inquiries of management regarding the methods of measurement and presentation of the supplementary information. However, we did not audit the information and express no opinion on it.


                                /s/ SADDINGTON.CACCIAMATTA
                                    -----------------------
                                    SADDINGTON.CACCIAMATTA

May 17, 1996
Irvine, California

                    NEROX ENERGY CORPORATION AND SUBSIDIARY
                            Supplemental Information



The SEC defines proved oil and gas reserves as those estimated quantities of crude oil, natural gas, and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed oil and gas reserves are reserves that can be expected to be recovered through existing wells with existing equipment and operating methods.

Estimates of petroleum reserves have been made by nonindependent engineers. The valuation of proved reserves may be revised in the future on the basis of new information as it becomes available. Estimates of proved reserves are inherently imprecise.

All of the reserves of the Company represent proved reserves. Estimated quantities of oil and gas reserves of the Company (all of which are located in the United States) are as follows:


                                Petroleum            Natural
                                 liquids               gas
                                  (bbls)              (MCF)
                                ---------           ---------
Proved reserves
- - ---------------

December 31, 1993                248,800            1,156,200

December 31, 1994                347,800              743,600

December 31, 1995                525,200              472,400

Proved developed reserves
- - -------------------------

December 31, 1993                244,500              890,200

December 31, 1994                347,800              743,600

December 31, 1995                525,200              472,400


                    NEROX ENERGY CORPORATION AND SUBSIDIARY
                            Supplemental Information



The changes in proved reserves for 1995, 1994 and 1993 were as follows:

                                             Petroleum              Natural
                                              liquids                 gas
                                               (bbls)                (MCF)
                                            ------------         ------------

   Reserves at December 31, 1992                 288,500            1,722,000
     Production                                  (59,700)            (565,800)
                                            ------------         ------------

   Reserves at December 31, 1993                 248,800            1,156,200
     Revisions of previous estimates             116,600             (330,160)
     Purchase of reserves-in-place               318,000                    -
     Production                                 (335,600)             (82,440)
                                            ------------         ------------

   Reserves at December 31, 1994                 347,800              743,600
     Revisions of previous estimates             274,700              (82,400)
     Production                                  (97,300)            (188,800)
                                            ------------         ------------

   Reserves at December 31, 1995                 525,200              472,400
                                            ============         ============

The standardized measure of discounted estimated future net cash flows, and charges therein, related to proved oil and gas reserves are as follows (thousands of dollars) for December 31, 1995, 1994 and 1993:

                                              1995       1994        1993
                                           --------    --------    --------

   Future cash inflows                     $ 16,398    $  8,832    $  6,622
   Future development and production
     costs                                    5,453       1,739       2,563
   Future income tax expense                   -           -           -
                                           --------    --------    --------

   Future net cash flow                      10,945       7,093       4,059
   10% annual discount                        6,361       2,963       1,075
                                           --------    --------    --------

   Standardized measure of discounted
     future cash flows                     $  4,584    $  4,130    $  2,354
                                           ========    ========    ========

   Primary changes in standardized
     measure of discounted future
     net cash flow:

     Beginning of year                     $  4,130    $  2,354    $  3,458
     Purchase of reserves-in-place               -        3,871
     Sales of oil and gas, net of
      production costs                           -  *        (7)       (322)
     Net changes in prices and
      impairments                               454      (2,088)       (782)
                                           --------    --------    --------

                                           $  4,584    $  4,130    $  2,354
                                           ========    ========    ========

* Negative cash flow

                    NEROX ENERGY CORPORATION AND SUBSIDIARY
                            Supplemental Information



Estimated future cash inflows are computed by applying year end prices of oil and gas to year end quantities of proved developed reserves. Estimated future development and production costs are determined by estimating the expenditures to be incurred in developing and producing the proved oil and gas reserves in future years, based on year end costs and assuming continuation of existing economic conditions. Estimated future income tax expenses are calculated by applying year end statutory tax rates (adjusted for permanent differences, tax credits and tax carryforwards) to estimated future pre-tax net cash flows related to proved oil and gas reserves, less the tax basis of the properties involved.

These estimates are furnished and calculated in accordance with requirements of the Financial Accounting Standards Board and the SEC. Because of unpredictable variances in expenses and capital forecasts, crude oil and natural price changes, and the fact that the bases for such estimates vary significantly, management believes the usefulness of these projections is limited. Estimates of future net cash flows do not necessarily represent management's assessment of future profitability or future cash flow to the Company.

The aggregate amounts of capitalized costs relating to oil and gas producing activities and the related accumulated depletion and depreciation as of December 31, 1995, 1994 and 1993 were as follows (thousands of dollars):


                                         1995         1994         1993
                                      ----------   ----------   ----------

   Proved properties                   $  6,073    $  5,845     $  1,973
   Unproved properties                     -            -            -
   Accumulated depletion,
     depreciation and impairment         (1,815)     (1,712)        (264)
                                      ----------   ----------   ----------

      Net capitalized costs            $  4,258    $  4,133     $  1,709
                                      ==========   ==========   ==========

                                 EXHIBIT LIST



EXHIBIT A       1995 PROXY STATEMENT

EXHIBIT 23.1    CONSENT OF AUDITORS

EXHIBIT 27      FINANCIAL DATA SCHEDULE

                                                                       EXHIBIT A

                            NEROX ENERGY CORPORATION
                              A NEVADA CORPORATION
                        846 WEST FOOTHILL BLVD., SUITE Y
                         UPLAND, CALIFORNIA 91786-3770

                                PROXY STATEMENT
                         ANNUAL MEETING OF STOCKHOLDERS

     This Proxy Statement is being furnished to stockholders in connection with the solicitation of proxies by the Board of Directors of Nerox Energy Corporation, a Nevada Corporation (the "Company") for use at the Annual Meeting of Stockholders of the Company to be held at The Mirage Hotel, Las Vegas, Nevada
(702) 791-7155, at 10:00 A.M., local time, on Friday, November 10, 1995, and at any adjournments thereof, for the purpose of considering and voting upon the matters set forth in the accompanying Notice of Annual Meeting of Stockholders. This Proxy Statement and the accompanying form of proxy are first being mailed to stockholders on or about October 13, 1995. The cost of the solicitation of proxies is being borne by the Company.

     The close of business on October 10, 1995, has been fixed as the record date for the determination of stockholders entitled to notice of and to vote at the Annual Meeting and any adjournment thereof. As of the record date, there were 1,400,000 shares of the Company's common stock, par value $.02 per share (the "Common Stock"), issued and outstanding. The presence, in person or by proxy, of a majority of the outstanding shares of common Stock on the record date is necessary to constitute a quorum at the meeting. Each share is entitled to one vote on all questions requiring a stockholder vote at the meeting. Each nominee for Director named in Item 1 must receive a majority of the votes cast in order to be elected. Stockholders may not cumulate their votes in the election of Directors. The affirmative vote of a majority of the shares of Common Stock present or represented by proxy and entitled to vote at the Annual Meeting is required for the approval of Items 2 and 3 set forth in the accompanying Notice.

     All shares represented by properly executed proxies, unless such proxies previously have been revoked, will be voted at the Annual Meeting in accordance with the directions on the proxies. If no direction is indicated, the shares will be voted (1) FOR THE ELECTION OF THE NOMINEES NAMED HEREIN (2) FOR THE RATIFICATION OF SADDINGTON CACCIAMATTTA, CERTIFIED PUBLIC ACCOUNTANTS, AS INDEPENDENT AUDITORS (3) FOR APPROVAL OF APPLICATION FOR LISTING ON NASDAQ, SMALLCAPS (4) ANY OTHER BUSINESS. The enclosed proxy even though executed and returned, may be revoked at any time prior to the voting of the proxy (a) by the execution and submission of a revised proxy, (b) by written notice to the Secretary of the Company or (C) by voting in person at the Annual Meeting.

                                     ITEM 1

                             ELECTION OF DIRECTORS

     The Directors are elected annually by the stockholders of the company. The Bylaws of the company provide that the number of Directors will be determined by the Board of Directors. The stockholders will elect five (5) Directors for the coming year. The term of such Directors are one year or until their successors are elected and qualified. Three of the following nominees, presently serve as Directors of the Company.

     Unless otherwise instructed or unless authority to vote is withheld, the enclosed proxy will be voted for the election of the nominees listed herein. Although the Board of Directors of the Company does not contemplate that any of the nominees will be unable to serve, if such a situation arises prior to the Annual Meeting, the persons named in the enclosed proxy will vote for the election of such other person(s) as may be nominated by the Board of Directors.

     NICHOLAS E. ROSS, age 64, is the Chairman of the Board and Chief Executive
Officer/President and Chief Financial Officer of the Company.   From 1972 to
1990, Mr. Ross has been engaged in the acquisition of oil and gas prospects and has participated in the drilling of over 300 oil and gas wells. Prior to that time he was a division manager for Charter Street Corporation, a San Francisco brokerage house featuring public oil and gas limited partnership syndications until 1972.

     WILLIAM D. ARTUS, age 44, is a Director.   From 1978 to present, Mr. Artus
was founder and managing partner of Artus & Choquette, P.C., a law firm with offices in Anchorage and Seattle. The firm represents a wide variety of clients in business and litigation matters. Mr. Artus has purchased and developed more than 250 building lots in anchorage; developed and built several residential properties, and has invested in oil and gas projects. He has a BA in Business Administration a J.D. in law, and is a member of various bar associations.

     JOE BROCK, age 60, is a Director. For over five years, on the Board of Directors of Pacer Technology, a NASDAQ listed company. He was the owner of his own engineering company for approximately 15 years prior to his semi-retirement. He is presently active in the management of his personal investment portfolio.

     JACK UTTER, age 58, is an interim Director. Jack Utter, Attorney at Law, is founder and managing partner of Utter & Associates, a law firm in Irvine, California, representing clients in business, securities and litigation matters. Mr. Utter is General Counsel to Nerox Energy Corporation. Mr. Utter was President, Chairman of the Board and General Counsel to Tommy Lasorda Foods, Inc., which he took public in 1991. He has syndicated many successful projects, including apartment buildings, commercial office buildings, medical buildings, shopping centers, snack food companies and restaurants. Mr. Utter is, or has been, attorney for several corporations, including the Meridien Hotel in Newport Beach, Great Expectations Centers in Walnut Creek and

Mountain View, California. Mr. Utter represented WASA Insurance, the largest insurance company in Scandinavia. He also represented AB Edsbyverken, the largest furniture manufacturer in Sweden. He has represented two international insurance companies as corporate and trial attorney .

     LEROY STUDER, age 65, is a Certified Public Accountant with his own firm in Newport Beach, California. Mr. Studer has practiced as a partner in national and local firms representing various national companies, public and private for the past 22 years.

     The Board of Directors unanimously recommends a vote FOR the election of each of the nominees listed above.

     The Company does not presently have an audit, nominating or compensation committee of the Board of Directors. The Company held ten meetings of the Board of Directors during the fiscal year ended December 31, 1995, which was attended by all then existing board members.

     Compensation of Directors and Executive Officers:
     -------------------------------------------------

     Officers.  For the fiscal year ended December 31, 1994, none of the
     --------
Officers of Nerox had cash compensation which exceeded $60,000.

     Directors.  The Directors of the Company received no compensation for
     ---------
services rendered to the Company during the fiscal year ended December 31, 1994 in excess of $60,000. The Company does not currently pay any Director's fees, but it will pay the expenses of its directors in attending board meetings. Nerox is considering various compensation suggestions for Directors including stock options.


                                     ITEM 2

                      RATIFICATION OF INDEPENDENT AUDITORS

     The Board of Directors wishes to obtain from the stockholders a ratification of the Board's action in appointing Saddington Cacciamatta, Certified Public Accountants, as independent auditors of the company for the fiscal year ending December 31, 1995. Such ratification requires the affirmative vote of the majority of the shares of common stock present or represented by proxy and entitled to vote at the Annual Meeting.

     In the event the appointment of Saddington Cacciamatta, Certified Public Accountants as independent auditors for the fiscal year ended December 31, 1995, is not ratified by the stockholders, the adverse vote will be considered as a direction to the Board of Directors to select other auditors for the fiscal year ended December 31, 1995.

     A representative of the independent auditors is expected to be present at the meeting, will have the opportunity to make a statement if he/she desires to do so and will be available to respond to appropriate questions.

     The Board of Directors unanimously recommends a vote FOR ratification of the Board's appointment of Saddington Cacciamatta, Certified Public Accountants, as its auditors.

                           1996 STOCKHOLDER PROPOSALS

     The deadline for stockholders to submit proposals to be considered for inclusion in the Proxy Statement for the 1996 Annual Meeting of Stockholders is expected to be June 1, 1996.

                         NASDAQ, SMALLCAPS APPLICATION

     An application is being prepared to apply for listing on NASDAQ, SmallCaps. With the 81% stock owned by Nerox Energy Corporation in Nerox Power Systems, Inc., and its coal mine acquisition in Alaska, the Nerox Energy Corporation stock is expected to increase in value and trading potential.

                                 OTHER MATTERS

     The Board of Directors is not aware of any other matters to be presented for action at the meeting. However, if any other matter is properly presented, it is the intention of the persons named in the enclosed form of proxy to vote in accordance with their best judgment on such matter.

                                     NEROX ENERGY CORPORATION
                                     BY ORDER OF THE BOARD OF DIRECTORS


                                     /s/ NICHOLAS E. ROSS
                                     Nicholas E. Ross, Chairman

Upland, California
October 13, 1995