Form 10-Q
period 1996-03-31
NEROX ENERGY CORP
filed 1996-07-01
CIK 810270

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                              -------------------

                                   FORM 10-Q



(MARK ONE)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                      FOR THE PERIOD ENDED MARCH 31, 1996

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

              For the transition period from _________ to ________

                         COMMISSION FILE NUMBER 0-18049

                            NEROX ENERGY CORPORATION
             (Exact name of registrant as specified in its charter)

                NEVADA                             91-1317131
     (State or other jurisdiction of    (I.R.S. Employer Identification No.)
     incorporation or organization)

     846 WEST FOOTHILL BLVD., SUITE Y
     UPLAND, CALIFORNIA                           91786-3770
     (Address of Principal Executive Office)      (Zip Code)

     Registrant's telephone number, including area code: (909) 981-3217

     Indicate by check or mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                               ---    ---

     As of March 31, 1996, the registrant had 1,496,000 shares outstanding of its Common Stock $.02 par value.

                    NEROX ENERGY CORPORATION AND SUBSIDIARY
                                     Index


                                                                     Page

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements:

Consolidated Balance Sheets (unaudited) at March 31, 1996 and
December 31, 1995.................................................... 3

Consolidated Statements of Operations (unaudited) for the three months ended March 31, 1996 and 1995............................... 4

Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 1996 and 1995............................... 5

Notes to Consolidated Financial Statements (unaudited)............... 6

Item 2. Management's Discussion and Analysis of Financial Condition
and Results of Operations............................................ 7

PART II. OTHER INFORMATION........................................... 8

                    NEROX ENERGY CORPORATION AND SUBSIDIARY
                          Consolidated Balance Sheets
                                  (Unaudited)

                                                     March 31,      December 31,
                                                        1996            1995
                                                     ---------      ------------
                      ASSETS
                      ------
Current Assets:

  Cash                                              $     96,860    $     66,488
  Other                                                   75,638          49,649
                                                    ------------    ------------

      Total current assets                               172,498         116,137
                                                    ------------    ------------

Property and Equipment, at cost:

  Coal mine and related equipment                      1,754,293       1,730,094
  Proved oil and gas properties,
    using successful efforts accounting                6,072,936       6,072,936
  Less accumulated depletion and an impairment
    allowance of $1,172,510                         (  1,840,327)   (  1,814,623)
                                                    ------------    ------------
                                                       5,986,902       5,988,407
                                                    ------------    ------------
                                                    $  6,159,400    $  6,104,544
                                                    ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
Current Liabilities:

  Notes payable                                     $  1,506,833    $ 1,402,333
  Accounts payable                                       222,275        208,212
                                                    ------------    -----------
      Total current liabilities                        1,729,108      1,610,545
                                                    ------------    -----------
Commitments and contingencies                               -              -

Minority interest                                        181,956        206,028
                                                    ------------    -----------
Stockholders' Equity:

  Preferred stock                                        495,000        495,000
  Common stock                                            29,920         28,000
  Additional paid-in capital                           8,774,727      8,630,597
  Receivable - subsidiary stock issuance            (    525,690)  (    525,690)
  Accumulated deficit                               (  4,525,621)  (  4,339,936)
                                                    ------------    -----------

      Net stockholders' equity                         4,248,336      4,287,971
                                                    ------------    -----------

                                                    $  6,159,400    $ 6,104,544
                                                    ============    ===========

                            See accompanying notes.

                    NEROX ENERGY CORPORATION AND SUBSIDIARY
                     Consolidated Statements of Operations
                                  (Unaudited)



                                       Three months ended March 31,
                                       ----------------------------
                                           1996            1995
                                       -----------    -------------

Revenues:

  Oil and gas sales                    $    48,241      $   40,902
                                       -----------    ------------

Cost and expenses:

  Oil and gas production                    16,421          33,578
  General and administrative               147,605          39,996
  Depletion                                 25,704          15,545
  Interest                                  55,368           1,202
                                       -----------    ------------

                                           245,098          90,321
                                       -----------    ------------

Loss before minority interest and
provision for income taxes             (    196,857)  (     49,419)

Minority interest                            24,072              -
                                        -----------   ------------

Loss before provision for income
   taxes                               (    172,785)  (     49,419)

Provision for income taxes                      800              -
                                        -----------   ------------

Net loss                               ($   173,585)  ($    49,419)
                                        ===========    ===========

Net loss per share                     ($       .12)  ($       .04)
                                        ===========    ===========

Weighted average number of common
   shares                                 1,424,580      1,335,733
                                        ===========    ===========


                            See accompanying notes.

                    NEROX ENERGY CORPORATION AND SUBSIDIARY
                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                       Three months ended March 31
                                                       ---------------------------
                                                          1996            1995
                                                       ----------     ------------
Cash flows from operating activities:
  Net loss                                             ($  173,585)   ($   49,419)
  Adjustments to reconcile net loss to
    net cash provided (used) by
    operating activities:
  Minority interest                                    (    24,072)          -
  Depletion                                                 25,704         15,545
  Amortization of loan discount                             34,500           -
  Increase in other assets                             (    25,989)   (       594)
  Increase in accounts payable                               1,963          3,950
                                                       -----------     ----------
 Net cash provided (used) by operating
  activities                                           (   161,479)   (    30,518)

Cash flows from investing activities:
  Coal mine renovations                                     24,199           -
                                                       -----------     ----------

Net cash used by investing activities                  (    24,199)   (      -   )

Cash flows from financing activities:
  Proceeds from notes payable                               70,000        111,408
  Sales of common stock                                    146,050           -
  Issuance of loan receivable                                 -       (    85,000)
                                                       -----------     ----------

Net cash provided by financing activities                  216,050         26,408
                                                       -----------     ----------

Net increase (decrease) in cash                             30,372    (     4,110)

Cash, beginning of period                                   66,488         50,486
                                                       -----------     ----------

Cash, end of period                                    $    96,860     $   46,376
                                                       ===========     ==========

Supplemental disclosures of cash flows activities
- - -------------------------------------------------

Cash paid for:
  Interest                                             $     -         $    1,202
  Income taxes                                               -               -

Noncash investing and financing activities:

Dividends in arrears                                   $    12,100     $     -
                                                       ===========     ==========

                            See accompanying notes

                    NEROX ENERGY CORPORATION AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                                  (Unaudited)


1.  Summary of certain accounting policies
- - --  --------------------------------------

    The accompanying unaudited consolidated financial statements of Nerox Energy Corporation and Subsidiary (the "Company") have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1996 are not necessarily indicative of the results for the year ending December 31, 1996. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1995.

2.  Going concern
- - --  -------------

    The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has experienced significant losses; and its oil and gas production revenues declined significantly in 1994 due to declining oil and gas prices. In 1995, the Company purchased a coal mine, and while it has a contract to sell all the coal it can produce in the near future, additional capital infusion is necessary to actually begin mining operations. These factors raise substantial doubt about the Company's ability to continue as a going concern.

    Management is currently seeking additional financing and the Company's majority stockholder has agreed to accept common stock in settlement of $826,390 in notes payable. In addition, management believes that oil and gas production will increase due to increases in prices, while production expenses will decline, thus generating positive cash flow from that segment of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  RESULTS OF OPERATIONS.
  ---------------------

    Total revenues from oil and gas sales for the first quarter of 1996 were $48,241, an increase of 18% from $40,902 for the first quarter of 1995.

    Oil and gas production costs have decreased when compared to revenues produced due to significant well re-work, repairs and re-drilling in progress in 1995, but completed by the first quarter of 1996. General and administrative expenses increased mostly due to additional fees associated with investor relations, promotional efforts and expenses for its subsidiary ("NPSI") which was reactivated in the third quarter of 1995. Interest costs increased from $1,202 to $55,368 as the Company has increasingly had to rely on borrowings to finance its operations. The minority interest in the loss of subsidiary occurred due to the sale of 19% of NPSI to Hobbs Industries ("Hobbs").

  LIQUIDITY AND CAPITAL RESOURCES.
  -------------------------------

    At March 31, 1996, the Company had current liabilities totaling $1,729,108 and current assets of $172,498 for a working capital deficit of $1,556,610 due primarily to operating losses and short-term borrowings to purchase and develop a coal mine. Management is seeking additional equity financing for the short-term until coal production commences. In addition, the Company's president has agreed to accept preferred stock in lieu of the $826,390 of notes payable due to him and affiliates controlled by him.

                                    PART II

                               OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

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

ITEM 2.    CHANGES IN SECURITIES

  Not applicable

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

  Not applicable

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  Not applicable

ITEM 5.    OTHER INFORMATION

  Not applicable

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

  Exhibit 27
  ----------

  The information set forth herein reflects all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period.

                                   SIGNATURES

  Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be singed on its behalf by the undersigned thereunto duly authorized.

                                          NEROX ENERGY CORPORATION

Date: June 28, 1996                       By: Nicholas E. Ross
                                          ----------------------------------
                                          Nicholas E. Ross
                                          Chief Executive Officer, President and
                                          Chairman of the Board