Form 10-Q
period 1996-06-30
NEROX ENERGY CORP
filed 1996-08-14
CIK 810270

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                              -------------------

                                   FORM 10-Q



(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                       For the period ended June 30, 1996

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

     As of June 30, 1996, the registrant had 1,548,472 shares outstanding of its Common Stock $.02 par value.

                    NEROX ENERGY CORPORATION AND SUBSIDIARY
                                     Index

                                                                          Page
PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements:

Consolidated Balance Sheets (unaudited) at June 30, 1996 and
  December 31, 1995.......................................................3

Consolidated Statements of Operations (unaudited) for the three months ended June 30, 1996 and 1995.....................................4

Consolidated Statements of Operations (unaudited) for the six months ended June 30, 1996 and 1995.....................................5

Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 1996 and 1995.....................................6

Notes to Consolidated Financial Statements (unaudited)....................7

Item 2. Management's Discussion and Analysis of Financial Condition
Results of Operations.....................................................8

PART II. OTHER INFORMATION................................................9


                    NEROX ENERGY CORPORATION AND SUBSIDIARY
                          Consolidated Balance Sheets
                                  (Unaudited)

                                                        June 30,   December 31,
                                                           1996         1995
                                                    ------------    ------------

                                     ASSETS
                                     ------
Current Assets:

  Cash                                              $     36,279    $     66,488
  Receivables                                             54,626           5,268
  Other                                                   51,962          44,381
                                                    ------------    ------------

      Total current assets                               142,867         116,137
                                                    ------------    ------------

Property and Equipment, at cost:

  Coal mine and related equipment                      1,827,826       1,730,094
  Proved oil and gas properties,
    using successful efforts accounting                6,068,665       6,072,936
  Less accumulated depletion and an impairment
    allowance of $1,172,510                           (1,866,031)     (1,814,623)
                                                    ------------    ------------
                                                       6,030,460       5,988,407
                                                    ------------    ------------

                                                    $  6,173,327    $  6,104,544
                                                    ============    ============

            LIABILITIES AND STOCKHOLDERS' EQUITY
            ------------------------------------

Current Liabilities:

  Notes payable                                     $  1,648,401     $ 1,402,333
  Accounts payable                                       202,334         200,718
  Dividends payable                                       12,100           7,494
                                                    ------------    ------------

      Total current liabilities                        1,862,835       1,610,545
                                                    ------------    ------------
Commitments and contingencies                                  -               -

Minority interest                                        163,896         206,028
                                                    ------------    ------------

Stockholders' Equity:

  Preferred stock                                        495,000         495,000
  Common stock                                            30,969          28,000
  Additional paid-in capital                           8,873,586       8,630,597
  Receivable - subsidiary stock issuance                (525,690)       (525,690)
  Accumulated deficit                                 (4,727,269)     (4,339,936)
                                                    ------------    ------------
      Net stockholders' equity                         4,146,596       4,287,971
                                                    ------------    ------------
                                                    $  6,173,327    $  6,104,544
                                                    ============    ============

                            See accompanying notes.

                    NEROX ENERGY CORPORATION AND SUBSIDIARY
                     Consolidated Statements of Operations
                                  (Unaudited)

                                                       Three months ended June 30,
                                                      ----------------------------
                                                          1996            1995
                                                       -----------     -----------
Revenues:

  Oil and gas sales                                    $    29,315      $   42,455
                                                       -----------      ----------
Cost and expenses:

  Oil and gas production                                     8,868          24,107
  General and administrative                               145,943          41,837
  Depletion                                                 25,704          12,183
  Interest                                                  56,408           2,439
                                                       -----------      ----------
                                                           236,923          80,566
                                                       -----------      ----------
Loss before minority interest and
provision for income taxes                                (207,608)        (38,111)

Minority interest                                           18,060               -
                                                       -----------      ----------
Loss before provision for income
   taxes                                                  (189,548)        (38,111)

Provision for income taxes                                       -               -
                                                       -----------      ----------
Net loss                                               $  (189,548)     $  (38,111)

Net loss per share                                     $      (.12)     $     (.03)
                                                       ===========      ===========
Weighted average number of common shares                 1,543,238       1,400,000
                                                       ===========      ===========


                            See accompanying notes.

                    NEROX ENERGY CORPORATION AND SUBSIDIARY
                     Consolidated Statements of Operations
                                  (Unaudited)

                                                      Six months ended June 30,
                                                    ----------------------------
                                                          1996            1995
                                                    ------------      ----------
Revenues:

  Oil and gas sales                                  $    77,556      $   83,357
                                                     -----------      ----------

Cost and expenses:

  Oil and gas production                                  25,289          57,685
  General and administrative                             293,548          81,834
  Depletion                                               51,408          27,728
  Interest                                               111,776           3,641
                                                     -----------      ----------
                                                         482,021         170,888
                                                     -----------      ----------
Loss before minority interest and
provision for income taxes                              (404,465)        (87,531)

Minority interest                                         42,132               -
                                                     -----------      ----------
Loss before provision for income
   taxes                                                (362,333)        (87,531)

Provision for income taxes                                   800               -
                                                     -----------      ----------
Net loss                                             $  (363,133)     $  (87,531)

Net loss per share                                   $      (.24)     $     (.06)
                                                     ===========      ==========
Weighted average number of common shares               1,487,025       1,362,723
                                                     ===========      ==========


                    NEROX ENERGY CORPORATION AND SUBSIDIARY
                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                         Six months ended June 30,
                                                       ---------------------------
                                                            1996          1995
                                                       -----------      ----------
Cash flows from operating activities:
   Net loss                                             $ (363,133)     $  (87,531)
   Adjustments to reconcile net loss to
     net cash provided (used) by
     operating activities:
   Minority interest                                       (42,132)              -
   Depletion                                                51,408          27,728
   Amortization of loan discount                            17,081               -
   Increase in receivables                                 (49,358)         (3,275)
   Increase in other assets                                (24,662)        (72,600)
   Increase (decrease) in accounts payable                   1,616          36,509
                                                        ----------      ----------

Net cash provided (used) by operating
   activities                                             (409,180)        (99,169)
                                                        ----------      ----------

Cash flows from investing activities:
   Coal mine renovations and acquisition                   (93,461)       (181,700)
                                                        ----------      ----------

Net cash used by investing activities                      (93,461)       (181,700)
                                                        ----------      ----------

Cash flows from financing activities:
   Proceeds from notes payable                             246,068         495,305
   Sales of common stock                                   245,958          52,621
   Payment of dividends                                    (19,594)              -
                                                        ----------      ----------

Net cash provided by financing activities                  472,432         547,926
                                                       -----------      ----------

Net increase (decrease) in cash                            (30,209)       (267,057)

Cash, beginning of period                                   66,488          50,486
                                                       -----------      ----------
Cash, end of period                                    $    36,279      $  317,543
                                                       ===========      ==========

Supplemental disclosures of cash flows activities
- -------------------------------------------------

Cash paid for:
   Interest                                            $         -      $        -
   Income taxes                                                  -               -

Noncash investing and financing activities:

Dividends in arrears                                   $    12,100      $        -
                                                       ===========      ==========
Acquisition of property through issuance of
   common stock                                        $         -      $1,400,000
                                                       ===========      ==========

Debt to equity conversion                              $         -      $  141,520
                                                       ===========      ==========

                            See accompanying notes.

                    NEROX ENERGY CORPORATION AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                                  (Unaudited)


1. Summary of certain accounting policies
- -----------------------------------------

   The accompanying unaudited consolidated financial statements of Nerox Energy Corporation and Subsidiary (the "Company") have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1996 are not necessarily indicative of the results for the year ending December 31, 1996. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1995.

2. Going concern
- ----------------

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

   Management is currently seeking additional financing and the Company's majority stockholder has agreed to accept equity in settlement of demand notes with a balance of $826,390 at December 31, 1995. In addition, management believes that oil and gas production will increase due to increases in prices, while production expenses will decline, thus generating positive cash flow from that segment of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   RESULTS OF OPERATIONS.  Total revenues from oil and gas sales for the first
   ---------------------
   six months of 1996 were $77,556, a decrease of 7% from $83,357 for the first six months of 1995.

     Oil and gas production costs have decreased when compared to revenues produced due to significant well re-work, repairs and re-drilling in progress in 1995, but completed by the first quarter of 1996. General and administrative expenses increased mostly due to additional fees associated with investor relations, promotional efforts and expenses for its subsidiary ("NPSI") which was reactivated in the third quarter of 1995. Interest costs increased from $3,641 to $111,776 as the Company has increasingly had to rely on borrowings to finance its operations. The minority interest in the loss of subsidiary occurred due to the sale of 19% of NPSI to Hobbs Industries ("Hobbs").

   LIQUIDITY AND CAPITAL RESOURCES.
   -------------------------------

     At June 30, 1996, the Company had current liabilities totaling $1,862,835 and current assets of $142,867 for a working capital deficit of $1,719,968 due primarily to operating losses and short-term borrowings to purchase and develop a coal mine. Management is seeking additional equity financing for the short-term until coal production commences. In addition, the Company's president has agreed to accept equity in settlement of demand notes with a balance of $826,390 at December 31, 1995.

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

   Not applicable

ITEM 5.    OTHER INFORMATION

   Not applicable

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

   Exhibit 27.  Included in this 10-Q filing
   ----------

   8-K.  On May 24, 1996 the Company filed an 8-K noting an amendment to the
   ---
Articles of Incorporation. The amendment reduced the number of classes of preferred stock from two to one.

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

                                           NEROX ENERGY CORPORATION

Date: August 9, 1996                       By: /s/ Nicholas E. Ross
                                           -----------------------------------
                                           Nicholas E. Ross
                                           Chief Executive Officer, President
                                           and Chairman of the Board