Form 10-Q
period 1996-09-30
NEROX ENERGY CORP
filed 1996-11-13
CIK 810270

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                            ----------------------

                                   FORM 10-Q



(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

              For the transition period from           to
                                             ---------    --------

                        COMMISSION FILE NUMBER 0-18049

                           NEROX ENERGY CORPORATION
            (Exact name of registrant as specified in its charter)

                NEVADA                             91-1317131
     (State or other jurisdiction of    (I.R.S. Employer Identification No.)
     incorporation or organization)

     846 WEST FOOTHILL BLVD., SUITE Y
     UPLAND, CALIFORNIA                            91786-3770
     (Address of Principal Executive Office)       (Zip Code)

      Registrant's telephone number, including area code: (909) 981-3217

     Indicate by check or mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     As of September 30, 1996, the registrant had 2,051,872 shares outstanding of its Common Stock $.02 par value.

                    NEROX ENERGY CORPORATION AND SUBSIDIARY
                                     Index

                                                                     Page
PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements:

Consolidated Balance Sheets (unaudited) at September 30, 1996 and
  December 31, 1995 .................................................   3

Consolidated Statements of Operations (unaudited) for the three
  months ended September 30, 1996 and 1995 ..........................   4

Consolidated Statements of Operations (unaudited) for the nine
  months ended September 30, 1996 and 1995 ..........................   5

Consolidated Statements of Cash Flows (unaudited) for the nine
  months ended September 30, 1996 and 1995 ..........................   6

Notes to Consolidated Financial Statements (unaudited) ..............   7

Item 2. Management's Discussion and Analysis of Financial Condition
Results of Operations ...............................................   8

PART II. OTHER INFORMATION ..........................................   9


                    NEROX ENERGY CORPORATION AND SUBSIDIARY
                          Consolidated Balance Sheets
                                  (Unaudited)

                                                   September 30,    December 31,
                                                        1996            1995
                                                   -------------    ------------
                                     ASSETS
                                     ------
Current Assets:

  Cash                                             $     176,921    $     66,488
  Receivables                                             35,921           5,268
  Other                                                  201,627          44,381
                                                   -------------    ------------
      Total current assets                               414,469         116,137
                                                   -------------    ------------
Property and Equipment, at cost:

  Coal mine and related equipment                      1,955,567       1,730,094
  Proved oil and gas properties,
    using successful efforts accounting                6,068,665       6,072,936
  Less accumulated depletion and an impairment
    allowance of $1,172,510                           (1,891,735)     (1,814,623)
                                                   -------------    ------------
                                                       6,132,497       5,988,407
                                                   -------------    ------------
                                                   $   6,546,966    $  6,104,544
                                                   =============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
Current Liabilities:

  Notes payable                                     $  1,101,100    $  1,402,333
  Accounts payable                                       307,665         200,718
  Dividends payable                                       11,212           7,494
                                                    ------------    ------------
      Total current liabilities                        1,419,977       1,610,545
                                                    ------------    ------------

Minority interest                                        --              206,028
                                                    ------------    ------------
Stockholders' Equity:

  Preferred stock                                        495,000         495,000
  Common stock                                            41,037          28,000
  Additional paid-in capital                           9,723,254       8,630,597
  Receivable - subsidiary stock issuance                 --             (525,690)
  Accumulated deficit                                 (5,132,302)     (4,339,936)
                                                     ------------    ------------
      Net stockholders' equity                         5,126,989       4,287,971
                                                    ------------    ------------
                                                    $  6,546,966    $  6,104,544
                                                    ============    ============

                            See accompanying notes.

                    NEROX ENERGY CORPORATION AND SUBSIDIARY
                     Consolidated Statements of Operations
                                  (Unaudited)

                                                Three months ended September 30,
                                                --------------------------------
                                                     1996               1995
                                                -------------       ------------
Revenues:

  Oil and gas sales                             $      34,625       $     44,096
                                                -------------       ------------
Cost and expenses:

  Oil and gas production                               18,027             35,957
  General and administrative                          225,893            128,208
  Depletion                                            25,704             18,630
  Depreciation                                            536               --
  Interest                                             62,532             26,524
                                                -------------       ------------
                                                      332,692            209,319
                                                -------------       ------------
Loss before minority interest and
provision for income taxes                           (298,067)          (165,223)

Minority interest                                      30,551               --
                                                -------------       ------------
Loss before provision for income
   taxes                                             (267,516)          (165,223)

Provision for income taxes                               --                 --
                                                -------------       ------------
Net loss                                       ($     267,516)     ($    165,223)
                                                =============       ============

Net loss per share                             ($         .18)     ($        .12)
                                                =============       ============
Weighted average number of common shares            1,591,331          1,400,000
                                                =============       ============

                            See accompanying notes.

                    NEROX ENERGY CORPORATION AND SUBSIDIARY
                     Consolidated Statements of Operations
                                  (Unaudited)

                                                Nine months ended September 30,
                                                -------------------------------
                                                     1996               1995
                                                -------------      ------------
Revenues:

  Oil and gas sales                             $     112,181      $    127,453
                                                -------------      ------------
Cost and expenses:

  Oil and gas production                               43,316            93,642
  General and administrative                          519,440           210,042
  Depletion                                            77,112            46,358
  Depreciation                                            536              --
  Interest                                            174,308            30,165
                                                -------------      ------------
                                                      814,712           380,207
                                                -------------      ------------
Loss before minority interest and
   provision for income taxes                        (702,531)         (252,754)

Minority interest                                      72,683              --
                                                -------------      ------------
Loss before provision for income
   taxes                                             (629,848)         (252,754)

Provision for income taxes                                800              --
                                                -------------      ------------
Net loss                                       ($     630,648)    ($    252,754)
                                                =============      ============

Net loss per share                             ($         .44)    ($        .18)
                                                =============      ============
Weighted average number of common shares            1,521,912         1,375,289
                                                =============      ============

                            See accompanying notes.

                    NEROX ENERGY CORPORATION AND SUBSIDIARY
                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                Three months ended September 30,
                                                --------------------------------
                                                     1996               1995
                                                -------------       ------------
Cash flows from operating activities:
   Net loss                                    ($     630,648)     ($    252,754)
   Adjustments to reconcile net loss to
     net cash provided (used) by
     operating activities:
   Minority interest                                  (72,683)              --
   Depletion                                           77,112             46,358
   Amortization of loan discount                       27,081               --
   Depreciation                                           536               --
   Increase in receivables                            (30,653)           (23,304)
   Increase in other assets                          (157,246)          (180,849)
   Increase (decrease) in accounts payable            106,948            (13,045)
                                                -------------       ------------
Net cash used by operating activities                (679,553)          (423,594)
                                                -------------       ------------
Cash flows from investing activities:
   Coal mine renovations and acquisition             (221,738)          (321,991)
                                                -------------       ------------
Net cash used by investing activities                (221,738)          (321,991)
                                                -------------       ------------
Cash flows from financing activities:
   Proceeds from notes payable                        498,087            716,498
   Sales of common stock                              546,219             52,621
   Payment of dividends                               (32,582)              --
                                                -------------       ------------
Net cash provided by financing activities           1,011,724            769,119
                                                -------------       ------------
Net increase in cash                                  110,433             23,534

Cash, beginning of period                              66,488             50,486
                                                -------------       ------------
Cash, end of period                             $     176,921       $     74,020
                                                =============       ============

Supplemental disclosures of cash flows activities
-------------------------------------------------

Cash paid for:
   Interest                                     $        --         $       --
   Income taxes                                          --                 --

Noncash investing and financing activities:

Dividends in arrears                            $      11,212       $       --
                                                =============       ============
Acquisition of property through issuance of
   common stock                                 $        --         $  1,400,000
                                                =============       ============
Debt to equity conversion                       $     826,390       $    141,520
                                                =============       ============
Acquisition of minority interest                $     133,345       $       --
                                                =============       ============

                            See accompanying notes.

                    NEROX ENERGY CORPORATION AND SUBSIDIARY
                  Notes to Consolidated Financial Statements
                                  (Unaudited)


1. Summary of certain accounting policies
-----------------------------------------

   The accompanying unaudited consolidated financial statements of Nerox Energy Corporation and Subsidiary (the "Company") have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1996 are not necessarily indicative of the results for the year ending December 31, 1996. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1995.

2. Going concern
----------------

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

   Management is currently seeking additional financing and the Company's majority stockholder has accepted equity in settlement of demand notes with a balance of $826,390 at December 31, 1995. In addition, management believes that oil and gas production will increase due to increases in prices, while production expenses will decline, thus generating positive cash flow from that segment of operations.

3. Acquisition of minority interest
-----------------------------------

   In September 1996, the Company reached an agreement with the minority shareholders to buy back the minority interest for $20,000 and royalties on coal extracted and sold in the future. Total royalties will not exceed $105,000 for each year and $1,000,000 in total.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   RESULTS OF OPERATIONS.  Total revenues from oil and gas sales for the first
   ---------------------
   nine months of 1996 were $112,181, a decrease of 12% from $127,453 for the first nine months of 1995.

     Oil and gas production costs have decreased when compared to revenues produced due to significant well re-work, repairs and re-drilling in progress in 1995, but completed by the first quarter of 1996. General and administrative expenses increased mostly due to additional fees associated with investor relations, promotional efforts and expenses for its subsidiary ("NPSI") which was reactivated in the third quarter of 1995. Interest costs increased from $30,165 to $174,308 as the Company has increasingly had to rely on borrowings to finance its operations. The minority interest in the loss of subsidiary occurred due to the sale of 19% of NPSI to Hobbs Industries ("Hobbs"). This minority interest was reacquired in September 1996. See note 3 to financial statements.

   LIQUIDITY AND CAPITAL RESOURCES.
   -------------------------------

     At September 30, 1996, the Company had current liabilities totaling $1,419,977 and current assets of $414,469 for a working capital deficit of $1,005,508 due primarily to operating losses and short-term borrowings to purchase and develop a coal mine. Management is seeking additional equity financing for the short-term until coal production commences.

                                    PART II

                               OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

   On August 10, 1995 NPSI entered into an agreement with Hobbs to purchase all interest of Hobbs in a coal mine located near Sutton, Alaska and all mining equipment, supplies and other property used or useful in connection with the coal mine. In an effort to avoid the agreement Hobbs filed a lawsuit against NPSI and others in December 1995 seeking to avoid the August 10, 1995 contract and also seeks several million dollars in damages. In September 1996 NPSI reached an agreement with Hobbs. For $20,000 and future royalties on coal extracted and sold, the Company purchased Hobbs' 19% minority interest in NPSI. Royalties paid will not exceed $105,000 in any year or $1,000,000 in total.

ITEM 2.    CHANGES IN SECURITIES

   Not applicable

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

   Not applicable

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   Not applicable

ITEM 5.    OTHER INFORMATION

   Not applicable

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

   Exhibit 27.  Included in this 10-Q filing
   ----------

   Form 8-K.  On September 26, 1996 the registrant filed a Form 8-K to report
   --------
the resignation of its certifying accountants, Saddington.Cacciamatta. In connection with the audits of the two fiscal years ended December 31, 1995 and the subsequent interim period, there were no disagreements with Saddington.Cacciamatta on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference to the subject matter of disagreement in connection with their report.

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

                                          NEROX ENERGY CORPORATION
Date: November 13, 1996                   By:/s/ NICHOLAS E. ROSS
                                          --------------------------------------
                                          Nicholas E. Ross
                                          Chief Executive Officer, President and
                                          Chairman of the Board