Form 10KSB40
period 1996-12-31
NEROX ENERGY CORP
filed 1998-02-04
CIK 810270

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  Form 10-KSB

             [X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                      SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1996     Commission File Number:  0-18049

                            NEROX ENERGY CORPORATION

                Nevada                                91-1317131
     (State or other jurisdiction of                (IRS Employer
     incorporation or organization)              Identification No.)


     18400 Von Karman Avenue, Suite 600
             Irvine, California                         92612
   (Address of principal executive offices)           (Zip Code)

                 Issuer's Telephone Number:    (714) 955-9136


         Securities registered under Section 12(b) of the Exchange Act:


   (Title of each class)          (Name of each exchange on which registered)
           NONE                                       NONE


        Securities registered under Section 12(g) of the Exchange Act:
                             (Title of each class)
                           COMMON STOCK ($0.004167)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year:  $109,000.

The aggregate value of the Registrants Common Stock held by non-affiliates of the Registrant was approximately $527,076 as of January 31, 1998, computed by reference to the price at which the stock was last sold in negotiated transactions.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: There were 7,032,760 shares of the Registrants Common Stock issued and outstanding as of January 31, 1998.

                                    PART I

ITEM 1  DESCRIPTION OF BUSINESS

     Nature of Business

     The Registrant was incorporated in the State of Nevada in 1985. The Company's primary activities have been directed towards the development of the Jonesville Coal Mine ("Jonesville Mine") located in Sutton, Alaska. In October 1995, the Company acquired a 100% interest in the Jonesville Mine from Placer Dome, USA, Ltd. for approximately $1,020,000 through its wholly-owned subsidiary, Nerox Power Systems, Inc. ("NPSI"). In addition, the Company acquired mining equipment, leases and permits from Hobbs Industries, Inc. ("Hobbs") in exchange for a 19% interest in NPSI. The assets received were valued at $1,355,000. In December 1995, Hobbs filed a lawsuit in an attempt to avoid the contract and the matter was settled in September 1996 by the Company reacquiring the 19% minority interest and promising royalties on future coal development. See Item 3 Legal Proceedings.

     The Company also holds production interests in 7 oil and gas wells in three states. Production declined by 50% in 1996 because many of the oil and gas producing properties are nearing the end of their productive lives.

     Investment Properties

The current oil and gas producing properties are as follows:

     Proved Developed Producing Reserves           7 Units
     Proved Developed Non-Producing Reserves       6 Offsets
     Proved Undeveloped Reserves                   4 Leases

Well                   Location               Type      Operator
-------------------------------------------------------------------------------

Ellerbe #1             Clairborne Parish, LA  Gas/Oil   Pride Exploration Corp.
Herold-Agurs #1        Caddo Parish, LA       Gas       Pride Exploration Corp.
Rollins #1A            Caddo Parish, LA       Gas       Pride Exploration Corp.   Shut in 1996
Montgomery-Heirs #1    Madison Parish, LA     Gas       Pride Exploration Corp.   Shut in 1996
Montgomery Heirs #2    Madison Parish, LA     Gas       Pride Exploration Corp.   Shut in 1996
Hofstetter #1          Duvall County, TX      Oil       ENRON
Maxted #1              Kimball County, NEB    Oil       EOTT Energy Corp.
Maxted #3              Kimball County, NEB    Oil       EOTT Energy Corp.
Simon Bldg. & Devel.   Caddo Parish, LA       Gas       Pride Exploration Corp.
Emerson                Caddo Parish, LA       Oil       Pride Exploration Corp.
West McArthur River    Cook Inlet, Alaska     Gas/Oil   Stewart Petroleum         Shut in 1996

In September 1994, the Company acquired proved oil and gas properties in Alaska from individuals through the issuance of 108,394 shares of common stock valued at $3,871,198. The agreement included the Company's promise of $35.71 per share stock value at the end of two years. If the common stock had a value of less than $35.71 per share two years from the date of transfer, then, at the Company's option, the Company may buy the stock for $35.71 per share, issue additional stock representing the difference between market value and $35.71 per share or pay cash to the shareholders representing the difference between market value and $35.71 per share. In late 1996, the Company reached agreements with the shareholders for $1,004,170, of which $429,610 is due as cash flow allows, and the remainder in 844,940 shares of common stock at $.68 per share.

     Revenues

     The Registrant's revenues in 1996 and 1995 are derived from its proportionate interest in domestic oil and gas producing properties. The Registrant is not the operator of any wells in which it owns an interest.

     Competitive Conditions

     Coal operation activities are estimated to contribute over 90% of the Company's future revenues and earnings stream. The Company's operational activities, however, have yet to commence and therefore, are subject to possible working capital constraints, start up delays, and permitting approval by state agencies. Certified reserve analysis studies by both the United States Geological Survey and independent consultants value the coal reserves between 37,000,000 to 42,000,000 metric tons of recoverable, high grade bituminous Class "B" coal. The coal industry is highly competitive, and the Company will compete in the future with a large number of other coal producers, most of which will be substantially larger and have greater financial resources and larger reserve bases than the Company.

     The oil and gas industry is intensely competitive in all of its phases and competes with other industries in supplying the energy and fuel requirements of industrial, commercial and individual consumers. The principal method of competition in the production of oil and gas is the successful location and acquisition of properties which produce commercially profitable quantities of oil and gas. While it is not possible for the Registrant to state accurately its position in the oil and gas industry, the Registrant competes with numerous other oil and gas operations, independent oil companies and major integrated oil companies, many of which have substantially greater financial and other resources than the Registrant. The Registrant's oil and gas operations may be adversely affected by the fact that its assets and available personnel may not be adequate to permit it to compete with larger companies in the acquisition and development of properties.

     Regulations Affecting Coal Mining

     Coal mining is subject to strict regulation by federal, state, and local authorities, including, most significantly, with respect to permitting, environmental, and health and safety matters. The Company believes that, upon the filing of the required information with the appropriate regulatory agencies, all permits necessary for commencing operations of the mine will be obtained. Once operations of the coal mine commence, the Company will be subject to numerous state and federal statutes which establish strict standards with respect to mining health and safety and environmental consequences. Numerous federal and state laws and regulations pertaining to the discharge of materials into the environment impose requirements for capital expenditures in the normal course of mine development and for subsequent events which cause adverse environmental effects, irrespective of fault or willfulness by the mining company involved. These statutes will in the future require substantial capital investments and may adversely affect results of operations.

     Regulation of Oil and Gas Production Operation

     The production of oil and gas is subject to extensive federal and state laws, rules, orders and regulations governing a wide variety of matters, including the drilling and spacing of wells, allowable rates of production, prevention of waste and pollution, and protection of the environment. Although the particular regulations applicable in each state in which operations are conducted vary, such regulations are generally designed to ensure that oil and gas operations are carried out in a safe and efficient manner and to ensure that similarly-situated operators are provided with reasonable opportunities to produce their respective fair shares of available oil and gas reserves. In addition to the direct costs borne in complying with such regulations, operations and revenues may be impacted to the extent that certain regulations limit oil and gas production to below economic levels.

     Regulation of Sales and Transportation of Natural Gas

     The sale of natural gas may be subject to both federal and state laws and regulations, including, but not limited to, the Natural Gas Act of 1938 (the "NGA"), the Natural Gas Policy Act of 1978 (the "FERC") under the NGA, the NGPA, and other statutes. The provisions of the NGA and NGPA, as well as the regulations thereunder, are complex and affect all who produce, resell, transport, or purchase natural gas, including the Company. Although virtually all of the Company's gas production is not subject to price regulation, the NGA, NGPA and FERC regulations affect the availability of gas transportation services and the ability of gas consumers to continue to purchase or use gas at current levels. It is anticipated that the Company will receive current market value for its production.

     Future Legislation

     Legislation affecting the coal mining and oil and gas industries are under constant review for amendment or expansion. Because such laws and regulations are frequently amended or reinterpreted, management is unable to predict what additional legislation may be proposed or enacted or the future cost and impact of complying with existing or future regulations.

     Regulation of the Environment - Oil and Gas Production

     The Company's operations are subject to various federal and state laws and regulations designed to protect the environment. Compliance with such laws and regulations, together with all penalties resulting from noncompliance therewith, may increase the cost of operations or may affect the ability of the Company to complete, in a timely fashion, existing or future activities. Management anticipates that various local, state and federal environmental control agencies will have an increasing impact on the Company's operations.

     Insurance Coverage

     The Company is subject to all of the risks inherent in the exploration for and production of oil and gas, and mining of coal, including blowouts, pollution, fires, and other casualties. The Company maintains insurance coverage as is customary for entities of a similar size engaged in operations similar to that of the Company, but losses can occur from uninsurable risks or in amounts in excess of existing insurance coverage. The occurrence of an event which is not fully covered by insurance could have a material adverse effect on the Company's financial position and results of operations.

     Employees

     At January 31, 1998, the Registrant had one salaried employee. Currently, the Registrant is charged for office space and clerical staff time through the offices of Jack Utter & Associates, President and CEO.


ITEM 2    DESCRIPTION OF PROPERTIES

     Jonesville Coal Mine

     The 1410 acre Jonesville Coal Mine is owned by NPSI and currently not operational. The Company needs additional financing to prepare it for operations.

     Oil and Gas Properties

     The seven producing wells were originally drilled by operators in joint venture with Ross Production Company, an affiliate of the Company. Subsequently, the Company acquired its interest in these properties from its affiliate and associated investors in exchange for common stock.

ITEM 3    LEGAL PROCEEDINGS

     In 1995 NPSI entered into an agreement with Hobbs to purchase all interest of Hobbs in the Jonesville Mine located near Sutton, Alaska and all mining equipment, supplies and other property used or useful in connection with the coal mine. In an effort to avoid the agreement, Hobbs filed a lawsuit against NPSI and others in December 1995 seeking several million dollars in damages. In September 1996, the Company reached a settlement with Hobbs whereby Hobbs relinquished his 19% ownership in NPSI in exchange for $.40 per ton of coal extracted and sold by Nerox from the coal mine up to a maximum amount of $1,000,000. In the event that Nerox elects to sell the coal mine or any interest therein, Hobbs will receive 19% of the sales price, up to the difference between $1,000,000 and the amount Hobbs has received in royalty payments as of the date of the sale.

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.


                                    PART II

ITEM 5    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     High and Low Bid

     The following table sets forth the high and low bid prices of the Common Stock of the Registrant in the over-the-counter market (OTC Bulletin Board) by quarter in 1996 and 1995. The information was provided by the market-maker in the Registrant's stock and statistical reports by the NASD. Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

             Mar 1996   Jun 1996   Sep 1996   Dec 1996
             --------   --------   --------   --------
   High        2 1/2      3          3 1/2      2 7/8
   Low         1          1 3/8      2 1/8      1 1/8

             Mar 1995   Jun 1995   Sep 1995   Dec 1995
             --------   --------   --------   --------
   High        3 1/8     4 9/32     7 5/32        6
   Low         23/32    1 25/32    1 25/32      2 1/2

     Holders

     At the date of this filing there are approximately 423 holders of the Common Stock of the Registrant.

     Dividends

     The Company has paid no dividends on its common stock and for the foreseeable future has no plans to pay dividends. The Company paid $48,082 in dividends on its Class A preferred shares in 1996 and accrued dividends of $8,912.


ITEM 6 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Results of Operations

     The following review of operations should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included elsewhere in this document.

     1996 compared to 1995

     Total revenues from oil and gas sales for 1996 were $109,228, a decrease of 51% from $220,833 in 1995. The decrease is due to production of fewer barrels of oil from wells in which the Company has working interest, 24,734 barrels in 1996 compared to 97,300 barrels in 1995, and a decrease in the amount of natural gas produced from wells in which the Company has working interests, 101,554 mcfs in 1996 compared to 188,800 mcfs in 1995. Oil and gas production declined because many of the oil producing properties are nearing the end of their productive lives. Some of these wells were shut-in during the year awaiting "behind the pipe" production. Costs of production from oil and gas sales in 1996 declined 48% due to the decrease in revenues.

     Mining costs reflect costs to get the Jonesville coal mine ready for operations. Mining costs of $275,665 in 1996 increased 5% from $262,704 in 1995. General and administrative expenses increased by 41% from $557,312 in 1995 to $788,412 in 1996. Of the total general and administrative expenses $401,072 can be attributed to NPSI for coal mine activities, an increase of 17% from $342,397 in 1995. The remaining general and administrative expenses of $387,340 for Nerox increased from $214,915 in 1995 mostly due to additional outside fees and accounting fees associated with raising capital for the coal mine. Interest costs increased from $68,388 to $203,287 as the Company has increasingly had to rely on borrowings to finance its operations. Depletion decreased from $102,814 in 1995 to $60,081 in 1996 due to a decrease in equivalent barrels produced. The impairment allowance of $4,073,034 reflects the shut in of the Alaska oil wells. In late 1996, the Company reached agreements with shareholders for $1,004,170, of which $429,610 is due as cash flow allows, and the remainder in 844,940 shares of common stock at $.68 per share.

     The Company's largest oil and gas holdings were shut in in 1996 and its coal mine is not yet operational. The Company must raise capital to develop its coal mine and remain viable.

     1995 compared to 1994

     Total revenues from oil and gas sales for 1995 were $220,833, a decrease of 23% from $287,954 in 1994. The decrease is due to production of fewer barrels of oil from wells in which the Company has working interests, 97,300 barrels in 1995 compared to 335,600 barrels in 1994, partially offset by an increase in the amount of natural gas produced from wells in which the Company has working interests, 188,800 mcfs in 1995 as compared to 82,440 in 1994. Oil production declined because many of the oil producing properties are nearing the end of their productive lives. Some of these wells were shut in during the year awaiting "behind the pipe" production. In addition, the average sales price of oil and natural gas continued to decline in 1995.

     Oil and gas production costs have increased when compared to revenues produced due to significant well re-work, repairs and re-drilling. Mining costs are new in 1995 and reflect costs to get the Jonesville coal mine ready for operation. General and administrative expenses increased by 218% from $174,690 in 1994 to $556,512 in 1995. Of the total general and administrative expenses $342,397 can be attributed to NPSI which was reactivated in 1995 to run the coal operation. The remaining general and administrative expenses of $214,115 for Nerox increased mostly due to additional legal fees and other fees associated with the reverse stock split and a private placement of preferred shares. Interest costs increased from $7,531 to $68,388 as the Company has increasingly had to rely on borrowings to finance its operations. Depletion decreased from $275,478 in 1994 to $102,814 in 1995 due to a decrease in equivalent barrels produced plus a decrease in the oil and gas property cost from the impairment allowance of $1,172,510 recorded in 1994. Reserves reports in 1995 were more favorable as the WMF#1A had been drilled and was on-line in 1995 whereas its production was still in doubt in late 1994. The minority interest in the loss of NPSI occurred due to the sale of 19% of NPSI to Hobbs.

     Liquidity and Capital Resources

     At December 31, 1996, the Company had current liabilities totaling $1,860,686 and current assets of $64,808 for a working capital deficit of $1,795,878 due primarily to operating losses and short-term borrowings to purchase and develop the Jonesville Coal Mine. Management is seeking additional equity financing for the short-term until coal production commences.

     Inflation

     Inflation during the year ended December 31, 1996 has had little effect on the Company's capital costs and results of operations.


ITEM 7    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Exhibit 99, Auditor's Report, attached hereto and incorporated herein by this reference.

ITEM 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On September 26, 1996, the Registrant filed a Form 8-K to report the resignation of its certifying accountants, Saddington-Cacciamatta. In connection with the audits of the two fiscal years ended December 31, 1995 and the subsequent interim periods, there were no disagreements with Saddington-Cacciamatta on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference to the subject matter of disagreement in connection with their report. The board of directors accepted the resignation.


                                   PART III

ITEM 9    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Board of Directors

     Name                 Age    Position with the Company    Since
     ------------------   ---   ---------------------------   -----
     Jack Utter           60    Chairman, President and CEO   1997
     William D. Artus     48    Director                      1992
     Joe Brock            66    Director                      1992

     Jack Utter has been counsel to several major companies. He was general counsel and a principal in Tommy Lasorda Foods, Inc., where he was instrumental in taking this company public. In addition, Mr. Utter represented Discovery Capital Corporation, a public corporation, Cardona Square, Ltd., a 60,000 sq. ft. commercial office building, (built via public sale of securities) and Meridian Hotels, an international hotel management company. Mr. Utter represents national developers as corporate and securities counsel.

     William Artus is the managing partner of Artus & Choquette, a law firm in Anchorage, Alaska.

     Joe Brock is a retired business-owner. Mr. Brock also serves on the Board of Directors of another public company.

     Executive Officers

     Jack Utter is Chairman, President and Chief Executive Officer and his spouse, Raleigh Utter, is Secretary.


ITEM 10   EXECUTIVE COMPENSATION

     During the fiscal year ended December 31, 1996, none of the Officers or Directors of the Company had compensation with the exception of payments to certain directors for professional services as described in Item 12.


ITEM 11   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information as of January 31, 1998 as to each person who is known to the Registrant to be the beneficial owner of more than 5% of the common stock of the Registrant, and as to the security ownership of each Director of the Registrant and all Officers and Directors of the Registrant as a group. Except where specifically noted, each person listed in the table has sole voting and investment power in the shares listed.

   Name and Address                        Number of Shares       Percent of
   of Beneficial Owner(1)                 Beneficially Owned  Shares Outstanding
   -------------------------------------  ------------------  ------------------
   Ross Production Company, Inc.               2,049,150            29.14%
   846 West Foothill Blvd., Suite Y
   Upland, California 91786

   Scott Kelly                                   500,000             7.11%
   2630 Plymouth Way
   San Bruno, CA 94066

   Jack Utter                                          0              -- %
   18400 Von Karman Ave., Suite 600
   Irvine, CA 92612

   William Artus                                 203,000             2.89%
   629 L Street, Suite 101
   Anchorage, Alaska 99501

   Joe Brock                                     114,000             1.62%
   846 West Foothill Blvd., Suite Y
   Upland, California 91786

   All officers and directors as a group         767,000            10.91%

(1) A person is deemed to be the beneficial owner of securities than can be acquired by such person within 60 days from January 31, 1998 upon the exercise of warrants or options. Each beneficial owner's percentage ownership is determined by assuming that options or warrants that are held by such person (but not those held by any other person) and which are exercisable within 60 days from January 31, 1998 have been exercised.


ITEM 12   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Payments to Directors for Professional Services

     Mr. Jack Utter, President and CEO, provided legal services to the Company in 1996 and 1995 valued at $91,948 and $46,289, respectively.

     Mr. William Artus, Director, provided legal services to the Company in 1996 and 1995 valued at $31,696 and $16,066, respectively.

     Mr. Leroy Studer, a shareholder and former Company Director now deceased, provided accounting services to the Company in 1996 and 1995 valued at $27,613 and $46,322, respectively.


ITEM 13   EXHIBITS AND REPORTS ON FORM 8-K

     EXHIBIT 99   Auditors' Report

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:    February 3, 1998                NEROX ENERGY CORPORATION


                                        By: /s/ JACK UTTER
                                           -----------------------------
                                           Jack Utter, Chairman of the Board


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Dated:    February 3, 1998              By: /s/ JACK UTTER
                                           -----------------------------
                                           Jack Utter, President and Chief
                                           Executive Officer

                                 EXHIBIT LIST

EXHIBIT 99   Financial Statements

EXHIBIT 27 - Financial Data Schedule