Form 10QSB
period 1997-03-31
NEROX ENERGY CORP
filed 1998-03-13
CIK 810270

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
     SECURITIES AND EXCHANGE ACT OF 1934

                      For the period ended March 31, 1997

                                       OR

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934


              For the transition period from ________ to ________


                        Commission File Number:  0-18049

                            NEROX ENERGY CORPORATION
             (Exact name of registrant as specified in its charter)


               Nevada                               91-1317131
     (State or other jurisdiction of               (IRS Employer
     incorporation or organization)                Identification No.)

     18400 Von Karman Avenue, Suite 600
          Irvine, California                             92612
     (Address of principal executive offices)          (Zip Code)

                   Issuer's Telephone Number:    (714)  955-9136




Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ( ) NO (X)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: There were 8,421,516 shares of the Registrants Common Stock issued and outstanding as of February 27, 1998.

                    NEROX ENERGY CORPORATION AND SUBSIDIARY
                                     INDEX

                                                                      Page
PART I.  FINANCIAL INFORMATION
Item 1.   Consolidated Financial Statements

          Consolidated Balance Sheet (unaudited) at March 31, 1997    2

          Consolidated Statements of Operations (unaudited) for
           the three months ended March 31, 1997 and 1996             3

          Consolidated Statements of Cash Flows (unaudited) for
           the three months ended March 31, 1997 and 1996             4

          Notes to Consolidated Financial Statements (unaudited)      5

Item 2.   Management's Discussion and Analysis of Financial
           Condition and Results of Operations                        7

PART II.  OTHER INFORMATION                                           7

                    NEROX ENERGY CORPORATION AND SUBSIDIARY
                          Consolidated Balance Sheet
                                  (Unaudited)

                                                                       MARCH 31, 1997
                                                                       --------------
                         ASSETS

PROPERTY AND EQUIPMENT, AT COST:
  Alaska coal mine and related equipment                                    2,110,460
                                                                       --------------

  Proved oil and gas properties, using successfuL
   efforts methods accounting
    Alaska properties                                                       4,320,298
        Less accumulated depletion                                           (130,176)
        Less impairment allowance                                          (4,190,122)
                                                                       --------------
                                                                                    0
                                                                       --------------

    Louisiana properties                                                    1,748,367
        Less accumulated depletion                                           (587,018)
        Less impairment allowance                                          (1,055,422)
                                                                       --------------
                                                                              105,927
                                                                       --------------

                                                                         $  2,216,387
                                                                       ==============

              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Notes payable to:
     Shareholders                                                        $    784,391
     Placer Dome                                                              154,233
                                                                         ------------
                                                                              938,624

  Accounts payable                                                            479,682
  Accrued expenses                                                             93,558
  Settlement of shareholder contingency                                       429,610
                                                                         ------------

        TOTAL CURRENT LIABILITIES                                           1,941,474
                                                                         ------------

COMMITMENTS AND CONTINGENCIES                                                       -

STOCKHOLDERS' EQUITY:
  PREFERRED STOCK, 10% cumulative, non-voting,
   convertible, no par value;
     shares authorized 200,000, issued and outstanding
      70,709                                                                  495,000
  COMMON STOCK, par value $.004167; shares authorized
   12,000,000,
     issued and outstanding 4,017,760                                          16,742
ADDITIONAL PAID-IN CAPITAL                                                 10,663,506
ACCUMULATED DEFICIT                                                       (10,900,335)
                                                                         ------------

        NET STOCKHOLDERS' EQUITY                                              274,913
                                                                         ------------

                                                                         $  2,216,387
                                                                         ============

              See accompanying notes to the financial statements.

                    NEROX ENERGY CORPORATION AND SUBSIDIARY
                     Consolidated Statements of Operations
                                  (Unaudited)

                                                                      THREE MONTHS ENDED MARCH 31,
                                                               --------------------------------------
                                                                  1997                       1996
                                                               ---------                   ----------
Revenues:

  Oil and gas sales                                            $   26,278                  $   48,241
                                                               ----------                  ----------

COST AND EXPENSES:

  Oil and gas costs                                                 8,136                      16,421
  Coal mine costs                                                  43,004                           -
  General and administrative                                       73,100                     148,405
  Interest                                                         41,691                      55,368
  Depletion                                                        15,000                      25,704
                                                               ----------                  ----------

                                                                  180,931                     245,898
                                                               ----------                  ----------

LOSS BEFORE MINORITY INTEREST                                    (154,653)                   (197,657)

MINORITY INTEREST                                                       -                      24,072
                                                               ----------                  ----------

NET LOSS                                                       $ (154,653)                 $ (173,585)
                                                               ==========                  ==========

NET LOSS PER COMMON SHARE                                      $    (0.04)                 $    (0.13)
                                                               ==========                  ==========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES                        4,017,760                   1,400,000
                                                               ==========                  ==========

              See accompanying notes to the financial statements.

                    NEROX ENERGY CORPORATION AND SUBSIDIARY
                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                      THREE MONTHS ENDED MARCH 31,
                                                               -------------------------------------
                                                                  1997                       1996
                                                               ----------                  ---------
Cash flows from operating activities:
  Net loss                                                      $(154,653)                 $(173,585)
  Adjustments to reconcile net loss to net cash
    used by operating activities:
    Minority interest                                                   -                    (24,072)
    Depletion                                                      15,000                     25,704
    Amortization of loan discount                                       -                     34,500
    Write off computer equipment                                    6,431                          -
    (Increase) decrease in assets:
      Other assets                                                      -                    (25,989)
    Increase (decrease) in liabilities:
      Accounts payable                                             (7,849)                     1,963
      Accrued expenses                                             (2,628)                         -
                                                               ----------                  ---------

    Net cash used by operating activities                        (143,699)                  (161,479)
                                                               ----------                  ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Coal mine renovations                                                 -                    (24,199)
                                                               ----------                  ---------

    Net cash used by investing activities                               -                    (24,199)
                                                               ----------                  ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes payable                                     139,391                     70,000
  Payments made on notes payable                                  (50,000)                         -
  Sales of common stock                                                 -                    146,050
  Payment of dividends                                            (10,500)                         -
                                                               ----------                  ---------

    Net cash provided by financing activities                      78,891                    216,050
                                                               ----------                  ---------

Net increase (decrease) in cash                                   (64,808)                    30,372

CASH, BEGINNING OF PERIOD                                          64,808                     66,488
                                                               ----------                  ---------

CASH, END OF PERIOD                                             $       -                  $  96,860
                                                               ==========                  =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW ACTIVITIES:
  Cash paid for interest                                        $   2,400                  $       -
                                                               ==========                  =========

NON-CASH INVESTING AND FINANCING TRANSACTIONS:
  Dividends in arrears                                          $  10,787                  $  12,100
                                                               ==========                  =========

              See accompanying notes to the financial statements.

                    NEROX ENERGY CORPORATION AND SUBSIDIARY
             Notes to Unaudited Consolidated Financial Statements

                                 March 31, 1997

NOTE A - BASIS OF PRESENTATION
------------------------------

   The accompanying unaudited consolidated financial statements of Nerox Energy Corporation and Subsidiary (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1997 are not necessarily indicative of the results for any future period. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 1996.

   The unaudited consolidated financial statements include the accounts of Nerox Energy Corporation and its wholly-owned subsidiary, Nerox Power Systems, Inc.
   (NPSI). All significant intercompany balances and transactions have been eliminated.

   Certain prior year amounts have been reclassified to conform to the current year presentation.

   GOING CONCERN
   -------------

   The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has experienced significant losses and, as of March 31, 1997, had a working capital deficiency of approximately $1,940,000. Additional capital infusion is necessary to begin mining operations. As of February 27, 1998 the mine is not yet operational. These factors raise substantial doubt about the Company's ability to continue as a going concern.

   Management is currently seeking additional financing and a joint venture partner to develop the coal mine. The methods employed by the Company to raise capital and begin mining operations include the following:

                                                                              Year to Date
                                                                                 Amount
                                                                              -------------
Loans from shareholders, net                                                        $89,391
Conversion of notes payable to common stock                                               -
Issuance of common stock for services                                                     -
                                                                              -------------
                                                                                    $89,391
                                                                              =============


   There can be no assurance that the Company will be successful in its efforts to obtain additional financing and begin mining operations.

NOTE B - NOTES PAYABLE
----------------------

                    NEROX ENERGY CORPORATION AND SUBSIDIARY
             Notes to Unaudited Consolidated Financial Statements

                                                                                  MARCH 31,
                                                                                    1997
                                                                                  ---------
SHAREHOLDERS:

  Unsecured notes payable at 10% - 12% interest                                     284,391

  Unsecured note payable at 24% interest                                            500,000
                                                                                  ---------

                                                                                    784,391
PLACER DOME:
  Unsecured note payable at 10% imputed interest                                    154,233
                                                                                  ---------

                                                                                   $938,624
                                                                                  =========
All notes payable are in default.

     ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

     The Company has experienced significant losses and, as of March 31, 1997, had a working capital deficiency of approximately $1,940,000. Additional capital infusion is necessary to begin mining operations. Management is seeking additional financing and a joint venture partner to develop the coal mine. Management's plan is to raise additional capital through existing shareholders and, whenever possible, issue common stock for services and convert debt to common stock. There can be no assurance that the Company will be successful in its efforts to obtain additional financing and begin mining operations.

     RESULTS OF OPERATIONS

     Total revenues from oil and gas sales for the first quarter of 1997 were $26,278, a decrease of 46% from $48,241 for the first quarter of 1996. The decrease was due to fewer producing wells as several wells were shut in since 1996.

     Oil and gas production costs decreased in proportion to the decrease in revenues generated by the oil and gas wells. Mining costs of $43,004 in 1997 reflect costs to get the Jonesville coal mine ready for operation. In 1996 substantially all mining costs were capitalized. General and administrative expenses decreased by 51% to $73,100 in 1997 from $148,405 in 1996 due to a decrease in professional services. Of the total general and administrative expenses $35,401 can be attributed to Nerox Power Systems, Inc. ("NPSI") for coal mine activities, a decrease from $93,932 in 1996. Interest costs decreased 25% from $55,368 in 1996 to $41,691 in 1997 due to a debt conversion in late 1996. Depletion decreased from $25,704 in 1996 to $15,000 in 1997 due to a decrease in equivalent barrels produced plus a decrease in the oil and gas property cost from the write off of the Alaska wells at the end of 1996. The minority interest in the loss of NPSI in 1996 occurred due to the sale of 19% of NPSI to Hobbs Industries.

     The Company's largest oil and gas holdings were shut in in 1996 and its coal mine is not yet operational. The Company must raise capital to develop its coal mine and remain viable.


                                    PART II
                               OTHER INFORMATION

     ITEM 1  LEGAL PROCEEDINGS

     The Company has certain contingent liabilities resulting from litigation and claims incident to the ordinary course of business. Management believes that the probable resolution of such contingencies will not materially affect the financial position or results of operations of the Company.


     ITEM 2  CHANGES IN SECURITIES

             Not applicable

     ITEM 3  DEFAULTS UPON SENIOR SECURITIES

             Not applicable

     ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

             Not applicable

     ITEM 5  OTHER INFORMATION

             Not applicable

     ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K

             Exhibit 27 -- Financial Data Schedule

             On March 6, 1998 the Company filed an 8-K, approved by the Board of Directors on March 13, 1997 and effective as of that date, noting an amendment to the Articles of Incorporation. The amendment increased the number of voting common stock authorized to 12,000,000 having $.004167 par value.

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

Dated:    March 12, 1998                 NEROX ENERGY CORPORATION


                                            By: /s/ Jack Utter
                                              ---------------------------------
                                              Jack Utter, Chairman of the Board


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Dated:    March 12, 1998                    By: /s/ Jack Utter
                                              ---------------------------------
                                              Jack Utter, President and Chief
                                              Executive Officer