Form 10QSB
period 1997-06-30
NEROX ENERGY CORP
filed 1998-03-13
CIK 810270

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
     SECURITIES AND EXCHANGE ACT OF 1934

                       For the period ended June 30, 1997

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

                                                                                                            Page
PART I.  FINANCIAL INFORMATION

Item 1.       Consolidated Financial Statements

              Consolidated Balance Sheet (unaudited) at June 30, 1997                                       2

              Consolidated Statements of Operations (unaudited) for the three
              months ended June 30, 1997 and 1996                                                           3

              Consolidated Statements of Operations (unaudited) for the six
              months ended June 30, 1997 and 1996                                                           4

              Consolidated Statements of Cash Flows (unaudited) for the six
              months ended June 30, 1997 and 1996                                                           5

              Notes to Consolidated Financial Statements (unaudited)                                        6

Item 2.       Management's Discussion and Analysis of Financial Condition and
              Results of Operations                                                                         8

PART II.  OTHER INFORMATION                                                                                 8

                    NEROX ENERGY CORPORATION AND SUBSIDIARY
                          Consolidated Balance Sheet
                                  (Unaudited)

                                                                     JUNE 30,
                                                                       1997
                                                         -----------------------------
                         ASSETS
CURRENT ASSETS:
  Cash                                                                    $     50,787
                                                         -----------------------------

PROPERTY AND EQUIPMENT, AT COST:
  Alaska coal mine and related equipment                                     2,110,460
                                                         -----------------------------
  Proved oil and gas properties, using successful
   efforts method accounting
    Alaska properties                                                        4,320,298
        Less accumulated depletion                                            (130,176)
        Less impairment allowance                                           (4,190,122)
                                                         -----------------------------
                                                                                     0
                                                         -----------------------------
    Louisiana properties                                                     1,748,367
        Less accumulated depletion                                            (602,018)
        Less impairment allowance                                           (1,055,422)
                                                         -----------------------------
                                                                                90,927
                                                         -----------------------------
        TOTAL PROPERTY AND EQUIPMENT                                         2,201,387
                                                         -----------------------------
                                                                          $  2,252,174
                                                         =============================

           LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Notes payable to:
     Shareholders                                                         $    829,391
     Placer Dome                                                               154,233
                                                         -----------------------------
                                                                               983,624

  Accounts payable                                                             609,256
  Accrued expenses                                                             121,604
  Settlement of shareholder contingency                                        429,610
                                                         -----------------------------
        TOTAL CURRENT LIABILITIES                                            2,144,094
                                                         -----------------------------
COMMITMENTS AND CONTINGENCIES                                                        -

STOCKHOLDERS' EQUITY:
  PREFERRED STOCK, 10% cumulative, non-voting,
   convertible, no par value;
   shares authorized 200,000, issued and outstanding
   70,709                                                                      495,000
  COMMON STOCK, par value $.004167; shares authorized
   12,000,000,
     issued and outstanding 4,017,760                                           16,742
ADDITIONAL PAID-IN CAPITAL                                                  10,663,506
ACCUMULATED DEFICIT                                                        (11,067,168)
                                                         -----------------------------
         NET STOCKHOLDERS' EQUITY                                              108,080
                                                         -----------------------------
                                                                          $  2,252,174
                                                         =============================

              See accompanying notes to the financial statements.

                    NEROX ENERGY CORPORATION AND SUBSIDIARY
                     Consolidated Statements of Operations
                                  (Unaudited)

                                                                THREE MONTHS ENDED JUNE 30,
                                                       ----------------------------------------------
                                                              1997                        1996
                                                       ------------------          ------------------
REVENUES:

  Oil and gas sales                                            $   29,956                  $   29,315
                                                       ------------------          ------------------
COST AND EXPENSES:

  Oil and gas costs                                                21,843                       8,868
  Coal mine costs                                                  32,435                           -
  General and administrative                                       72,320                     145,943
  Interest                                                         42,816                      56,408
  Depletion                                                        15,000                      25,704
                                                       ------------------          ------------------

                                                                  184,414                     236,923
                                                       ------------------          ------------------

LOSS BEFORE MINORITY INTEREST                                    (154,458)                   (207,608)

MINORITY INTEREST                                                       -                      18,060
                                                       ------------------          ------------------

NET LOSS                                                       $ (154,458)                 $ (189,548)
                                                       ==================          ==================

NET LOSS PER COMMON SHARE                                          $(0.04)                     $(0.14)
                                                       ==================          ==================

WEIGHTED AVERAGE NUMBER OF COMMON SHARES                        4,017,760                   1,400,000
                                                       ==================          ==================

              See accompanying notes to the financial statements.

                    NEROX ENERGY CORPORATION AND SUBSIDIARY
                     Consolidated Statements of Operations
                                  (Unaudited)

                                                                 SIX MONTHS ENDED JUNE 30,
                                                       ----------------------------------------------
                                                              1997                        1996
                                                       ------------------          ------------------
REVENUES:

  Oil and gas sales                                            $   56,234                  $   77,556
                                                       ------------------          ------------------

COST AND EXPENSES:

  Oil and gas costs                                                29,979                      25,289
  Coal mine costs                                                  75,438                           -
  General and administrative                                      145,420                     294,348
  Interest                                                         84,507                     111,776
  Depletion                                                        30,000                      51,408
                                                       ------------------          ------------------

                                                                  365,344                     482,821
                                                       ------------------          ------------------

LOSS BEFORE MINORITY INTEREST                                    (309,110)                   (405,265)

MINORITY INTEREST                                                       -                      42,132
                                                       ------------------          ------------------

NET LOSS                                                       $ (309,110)                 $ (363,133)
                                                       ==================          ==================

NET LOSS PER COMMON SHARE                                          $(0.08)                     $(0.28)
                                                       ==================          ==================

WEIGHTED AVERAGE NUMBER OF COMMON SHARES                        4,017,760                   1,400,000
                                                       ==================          ==================

              See accompanying notes to the financial statements.

                    NEROX ENERGY CORPORATION AND SUBSIDIARY
                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                          SIX MONTHS ENDED JUNE 30,
                                                            ---------------------------------------------------
                                                                     1997                           1996
                                                            -------------------          ----------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                           $ (309,110)                     $ (363,133)
  Adjustments to reconcile net loss to net cash
    used by operating activities:
    Minority interest                                                         -                         (42,132)
    Depletion                                                            30,000                          51,408
    Amortization of loan discount                                             -                          17,081
    Write off computer equipment                                          6,431                               -
    (Increase) decrease in assets:
      Receivables                                                             -                         (49,358)
      Other assets                                                            -                         (24,662)
    Increase (decrease) in liabilities:
      Accounts payable                                                  121,724                           1,616
      Accrued expenses                                                   13,043                               -
                                                            -------------------          ----------------------

    Net cash used by operating activities                              (137,912)                       (409,180)
                                                            -------------------          ----------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Coal mine renovations and acquisitions                                      -                         (93,461)
                                                            -------------------          ----------------------

    Net cash used by investing activities                                     -                         (93,461)
                                                            -------------------          ----------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes payable                                           184,391                         246,068
  Payments made on notes payable                                        (50,000)                              -
  Sales of common stock                                                       -                         245,958
  Payment of dividends                                                  (10,500)                        (19,594)
                                                            -------------------          ----------------------

    Net cash provided by financing activities                           123,891                         472,432
                                                            -------------------          ----------------------

Net (decrease) in cash                                                  (14,021)                        (30,209)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                           64,808                          66,488
                                                            -------------------          ----------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                              $  50,787                       $  36,279
                                                            ===================          ======================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW ACTIVITIES:
  Cash paid for interest                                              $   2,400                       $       -
                                                            ===================          ======================
NON-CASH INVESTING AND FINANCING TRANSACTIONS:
  Dividends in arrears                                                $  23,162                       $  12,100
                                                            ===================          ======================

              See accompanying notes to the financial statements.

                    NEROX ENERGY CORPORATION AND SUBSIDIARY
             Notes to Unaudited Consolidated Financial Statements
                                 June 30, 1997

NOTE A - BASIS OF PRESENTATION
------------------------------

   The accompanying unaudited consolidated financial statements of Nerox Energy Corporation and Subsidiary (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1997 are not necessarily indicative of the results for any future period. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 1996.

   The unaudited consolidated financial statements include the accounts of Nerox Energy Corporation and its wholly-owned subsidiary, Nerox Power Systems, Inc.
   (NPSI). All significant intercompany balances and transactions have been eliminated.

   Certain prior year amounts have been reclassified to conform to the current year presentation.

   GOING CONCERN
   -------------

   The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has experienced significant losses and, as of June 30, 1997, had a working capital deficiency of approximately $2,090,000. Additional capital infusion is necessary to begin mining operations. As of February 27, 1998 the mine is not yet operational. These factors raise substantial doubt about the Company's ability to continue as a going concern.

   Management is currently seeking additional financing and a joint venture partner to develop the coal mine. The methods employed by the Company to raise capital and begin mining operations include the following:

                                                                  Year to Date
                                                                     Amount
                                                               ----------------
Loans from shareholders, net                                           $134,391
Conversion of notes payable to common stock                                 -
Issuance of common stock for services                                       -
                                                               ----------------
                                                                       $134,391
                                                               ================


   There can be no assurance that the Company will be successful in its efforts to obtain additional financing and begin mining operations.

                                                                     (continued)

                    NEROX ENERGY CORPORATION AND SUBSIDIARY
             Notes to Unaudited Consolidated Financial Statements

NOTE B - NOTES PAYABLE
----------------------

                                                                    JUNE 30,
                                                                      1997
                                                               ----------------
SHAREHOLDERS:
  Unsecured notes payable at 10% - 12% interest                         329,391
  Unsecured note payable at 24% interest                                500,000
                                                               ----------------
                                                                        829,391
PLACER DOME:
  Unsecured note payable, at 10% imputed interest                       154,233
                                                               ----------------
                                                                       $983,624
                                                               ================


   All notes payable are in default.

     ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

     The Company has experienced significant losses and, as of June 30, 1997, had a working capital deficiency of approximately $2,090,000. Additional capital infusion is necessary to begin mining operations. Management is seeking additional financing and a joint venture partner to develop the coal mine. Management's plan is to raise additional capital through existing shareholders and, whenever possible, issue common stock for services and convert debt to common stock. There can be no assurance that the Company will be successful in its efforts to obtain additional financing and begin mining operations.

     RESULTS OF OPERATIONS

     Total revenues from oil and gas sales for the first six months of 1997 were $56,234, a decrease of 27% from $77,556 for the first six months of 1996. The decrease was due to several wells being shut in since 1996.

     Oil and gas production costs increased 18% from $25,289 in 1996 to $29,979 in 1997 due to well re-work expenses and maintenance costs as the wells' production lives are ending. Mining costs of $75,438 in 1997 reflect costs to get the Jonesville coal mine ready for operation. In 1996 substantially all mining costs were capitalized. General and administrative expenses decreased by 51% to $145,420 in 1997 from $294,348 in 1996 due to a decrease in license fees and professional services. Of the total general and administrative expenses $79,254 can be attributed to Nerox Power Systems, Inc. ("NPSI") for coal mine activities, a decrease from $158,217 in 1996. Interest costs decreased 24% from $111,776 in 1996 to $84,507 in 1997 due to a debt conversion in late 1996. Depletion decreased from $51,408 in 1996 to $30,000 in 1997 due to a decrease in equivalent barrels produced plus a decrease in the oil and gas property cost from the write off of the Alaska wells at the end of 1996. The minority interest in the loss of NPSI in 1996 occurred due to the sale of 19% of NPSI to Hobbs Industries.

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

Dated:    March 12, 1998                    By: /s/ Jack Utter
                                              ----------------------------------
                                              Jack Utter, President and Chief
                                              Executive Officer