Form 10QSB
period 1997-09-30
NEROX ENERGY CORP
filed 1998-03-13
CIK 810270

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
     SECURITIES AND EXCHANGE ACT OF 1934

                    For the period ended September 30, 1997

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

                                                                            Page

PART I.  FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements

          Consolidated Balance Sheet (unaudited) at September 30, 1997       2

          Consolidated Statements of Operations (unaudited) for
          the three months ended September 30, 1997 and 1996                 3

          Consolidated Statements of Operations (unaudited) for
          the nine months ended September 30, 1997 and 1996                  4

          Consolidated Statements of Cash Flows (unaudited) for
          the nine months ended September 30, 1997 and 1996                  5

          Notes to Consolidated Financial Statements (unaudited)             6

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                              8

PART II.  OTHER INFORMATION                                                  8


                    NEROX ENERGY CORPORATION AND SUBSIDIARY
                          Consolidated Balance Sheet
                                  (Unaudited)


                                                                        SEPTEMBER 30,
                                                                            1997
                                                                        -------------
                                 ASSETS
CURRENT ASSETS:
  Cash                                                                   $     10,166
                                                                         ------------

PROPERTY AND EQUIPMENT, AT COST:
  Alaska coal mine and related equipment                                    2,110,460
                                                                         ------------

  Proved oil and gas properties, using successful
   efforts accounting                                                       1,748,367
        Less accumulated depletion                                           (617,018)
        Less impairment allowance                                          (1,055,422)
                                                                         ------------
                                                                               75,927
                                                                         ------------

        TOTAL PROPERTY AND EQUIPMENT                                        2,186,387
                                                                         ------------

                                                                         $  2,196,553
                                                                         ============

                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Notes payable to:
     Shareholders                                                        $    147,347
     Placer Dome                                                              154,233
                                                                         ------------
                                                                              301,580

  Accounts payable                                                            376,424
  Accrued expenses                                                             62,851
  Settlement of shareholder contingency                                       429,610
                                                                         ------------

        TOTAL CURRENT LIABILITIES                                           1,170,465
                                                                         ------------

COMMITMENTS AND CONTINGENCIES                                                       -

STOCKHOLDERS' EQUITY:
  PREFERRED STOCK, 10% cumulative, non-voting,
   convertible, no par value;
   shares authorized 200,000, issued and outstanding 70,709                   495,000
  COMMON STOCK, par value $.004167; shares authorized
   12,000,000, issued and outstanding 6,456,958 (net of 563,319
   treasury shares)                                                            26,907
ADDITIONAL PAID-IN CAPITAL                                                 11,925,386
ACCUMULATED DEFICIT                                                       (11,421,205)
                                                                         ------------

        NET STOCKHOLDERS' EQUITY                                            1,026,088
                                                                         ------------

                                                                         $  2,196,553
                                                                         ============

              See accompanying notes to the financial statements.

                    NEROX ENERGY CORPORATION AND SUBSIDIARY
                     Consolidated Statements of Operations
                                  (Unaudited)

                                                        THREE MONTHS ENDED SEPTEMBER 30,
                                                        --------------------------------
                                                           1997                  1996
                                                        ----------            ----------
REVENUES:

  Oil and gas sales                                     $   16,124            $   34,625
  Gain on disposition of oil and gas properties             85,000                     -
                                                        ----------            ----------

                                                           101,124                34,625
                                                        ----------            ----------
COST AND EXPENSES:

  Oil and gas costs                                         18,623                18,027
  Coal mine costs                                           54,560                 1,530
  General and administrative                               313,217               224,363
  Interest                                                  41,385                62,532
  Depletion                                                 15,000                25,704
  Depreciation                                                   -                   536
                                                        ----------            ----------

                                                           442,785               332,692
                                                        ----------            ----------

LOSS BEFORE MINORITY INTEREST                             (341,661)             (298,067)

MINORITY INTEREST                                                -                30,551
                                                        ----------            ----------

NET LOSS                                                $ (341,661)           $ (267,516)
                                                        ==========            ==========

NET LOSS PER COMMON SHARE                               $    (0.06)           $    (0.17)
                                                        ==========            ==========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES                 5,761,664             1,628,857
                                                        ==========            ==========

              See accompanying notes to the financial statements.

                    NEROX ENERGY CORPORATION AND SUBSIDIARY
                     Consolidated Statements of Operations
                                  (Unaudited)

                                                       NINE MONTHS ENDED SEPTEMBER 30,
                                                       -------------------------------
                                                          1997                1996
                                                       ----------           ----------
REVENUES:

  Oil and gas sales                                    $   72,358           $  112,181
  Gain on disposition of oil and gas properties            85,000                    -
                                                       ----------           ----------

                                                          157,358              112,181
                                                       ----------           ----------

COST AND EXPENSES:

  Oil and gas costs                                        48,602               43,316
  Coal mine costs                                         129,999                1,530
  General and administrative                              458,637              518,710
  Interest                                                125,892              174,308
  Depletion                                                45,000               77,112
  Depreciation                                                  -                  536
                                                       ----------           ----------

                                                          808,130              815,512
                                                       ----------           ----------

LOSS BEFORE MINORITY INTEREST                            (650,772)            (703,331)

MINORITY INTEREST                                               -               72,683
                                                       ----------           ----------

NET LOSS                                               $ (650,772)          $ (630,648)
                                                       ==========           ==========

NET LOSS PER COMMON SHARE                              $    (0.15)          $    (0.45)
                                                       ==========           ==========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES                4,605,449            1,477,124
                                                       ==========           ==========

              See accompanying notes to the financial statements.

                    NEROX ENERGY CORPORATION AND SUBSIDIARY
                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                 NINE MONTHS ENDED SEPTEMBER 30,
                                                              ----------------------------------
                                                                 1997                    1996
                                                              ----------              ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                    $ (650,772)             $ (630,648)
  Adjustments to reconcile net loss to net cash
    used by operating activities:
    Gain on disposition of oil and gas properties                (85,000)                      -
    Minority interest                                                  -                 (72,683)
    Depletion                                                     45,000                  77,112
    Amortization of loan discount                                      -                  27,081
    Depreciation                                                       -                     536
    Write off computer equipment                                   6,431                       -
    Issuance of common stock for services                        246,875                       -
    (Increase) decrease in assets:
      Receivables                                                      -                 (30,653)
      Other assets                                                     -                (157,246)
    Increase (decrease) in liabilities:
      Accounts payable                                           190,607                 106,948
      Accrued expenses                                            40,576                       -
                                                              ----------              ----------

    Net cash used by operating activities                       (206,283)               (679,553)
                                                              ----------              ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from disposition of oil and gas properties             85,000                       -
  Coal mine renovations and acquisitions                               -                (221,738)
                                                              ----------              ----------

    Net cash provided (used) by investing activities              85,000                (221,738)
                                                              ----------              ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes payable                                    209,391                 498,087
  Payments made on notes payable                                (132,250)                      -
  Sales of common stock                                                -                 546,219
  Payment of dividends                                           (10,500)                (32,582)
                                                              ----------              ----------

    Net cash provided by financing activities                     66,641               1,011,724
                                                              ----------              ----------

Net increase (decrease) in cash                                  (54,642)                110,433

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                    64,808                  66,488
                                                              ----------              ----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                      $   10,166              $  176,921
                                                              ==========              ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW ACTIVITIES:
  Cash paid for interest                                      $    5,013              $        -
                                                              ==========              ==========
NON-CASH INVESTING AND FINANCING TRANSACTIONS:
  Dividends in arrears                                        $   35,537              $   11,212
                                                              ==========              ==========
  Debt to equity conversion                                   $1,027,517              $  826,390
                                                              ==========              ==========
  Acquisition of minority interest                            $        -              $  133,345
                                                              ==========              ==========
  Acquisition of treasury shares                              $    2,347              $        -
                                                              ==========              ==========

              See accompanying notes to the financial statements.

                    NEROX ENERGY CORPORATION AND SUBSIDIARY
             Notes to Unaudited Consolidated Financial Statements
                              September 30, 1997

NOTE A - BASIS OF PRESENTATION
------------------------------

   The accompanying unaudited consolidated financial statements of Nerox Energy Corporation and Subsidiary (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1997 are not necessarily indicative of the results for any future period. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 1996.

   The unaudited consolidated financial statements include the accounts of Nerox Energy Corporation and its wholly-owned subsidiary, Nerox Power Systems, Inc.
   (NPSI). All significant intercompany balances and transactions have been eliminated.

   Certain prior year amounts have been reclassified to conform to the current year presentation.

   GOING CONCERN
   -------------

   The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has experienced significant losses and, as of September 30, 1997, had a working capital deficiency of approximately $1,160,000. Additional capital infusion is necessary to begin mining operations. As of Febuary 27, 1998 the mine is not yet operational. These factors raise substantial doubt about the Company's ability to continue as a going concern.

   Management is currently seeking additional financing and a joint venture partner to develop the coal mine. The methods employed by the Company to raise capital and begin mining operations include the following:

                                                                       Year to Date
                                                                          Amount
                                                                       ------------
   Loans from shareholders, net                                          $   77,141
   Conversion of notes payable and accrued interest to common stock         627,141
   Conversion of accounts payable to common stock                           400,376
   Issuance of common stock for services                                    246,876
                                                                         ----------
                                                                         $1,351,534
                                                                         ==========

                                                                     (continued)

                    NEROX ENERGY CORPORATION AND SUBSIDIARY
             Notes to Unaudited Consolidated Financial Statements

NOTE A - BASIS OF PRESENTATION (CONTINUED)
------------------------------------------

   GOING CONCERN (CONTINUED)
   -------------------------

   There can be no assurance that the Company will be successful in its efforts to obtain additional financing and begin mining operations.

NOTE B - NOTES PAYABLE
----------------------

                                                       SEPTEMBER 30,
                                                           1997
                                                       -------------
SHAREHOLDERS:
  Unsecured notes payable at 10% - 12% interest           147,347

PLACER DOME:
  Unsecured note payable, at 10% imputed interest         154,233
                                                         --------

                                                         $301,580
                                                         ========

   All notes payable are in default.

     ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

     The Company has experienced significant losses and, as of September 30, 1997, had a working capital deficiency of approximately $1,160,000. Additional capital infusion is necessary to begin mining operations. Management is seeking additional financing and a joint venture partner to develop the coal mine. Management's plan is to raise additional capital through existing shareholders and, whenever possible, issue common stock for services and convert debt to common stock. As of September 30, 1997, the Company has converted $627,141 notes payable and accrued interest, and $400,376 accounts payable to common stock at $1.00 per share. There can be no assurance that the Company will be successful in its efforts to obtain additional financing and begin mining operations.

     RESULTS OF OPERATIONS

     Total revenues from oil and gas sales for the first nine months of 1997 were $72,358, a decrease of 36% from $112,181 for the first nine months of 1996. The decrease was due to several wells being shut in since 1996. The Company recorded a gain on disposition of its Alaska oil and gas properties of $85,000 in 1997.

     Oil and gas production costs increased 12% from $43,316 in 1996 to $48,602 in 1997 due to well re-work expenses and maintenance costs as the wells' production lives are ending. Mining costs of $129,999 reflect costs to get the Jonesville coal mine ready for operation. In 1996 substantially all mining costs were capitalized. General and administrative expenses decreased by 12% to $458,637 in 1997 from $518,710 in 1996 due to a decrease in professional services. Of the total general and administrative expenses $112,217 can be attributed to Nerox Power Systems, Inc. ("NPSI") for coal mine activities, a decrease from $282,180 in 1996. Interest costs decreased 28% from $174,308 in 1996 to $125,892 in 1997 due to ongoing conversions of debt to stock. Depletion decreased from $77,112 in 1996 to $45,000 in 1997 due to a decrease in equivalent barrels produced plus a decrease in the oil and gas property cost from the write off of the Alaska wells at the end of 1996. The minority interest in the loss of NPSI in 1996 occurred due to the sale of 19% of NPSI to Hobbs Industries.

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