Form 10KSB40
period 1997-12-31
NEROX ENERGY CORP
filed 1998-03-27
CIK 810270

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  Form 10-KSB

             [X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                      SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1997     Commission File Number:  0-18049

                           NEROX ENERGY CORPORATION

               Nevada                                   91-1317131
   (State or other jurisdiction of                    (IRS Employer
    incorporation or organization)                  Identification No.)

  18400 Von Karman Avenue, Suite 600
          Irvine, California                                 92612
(Address of principal executive offices)                  (Zip Code)

                  Issuer's Telephone Number:  (714)  955-9136

        Securities registered under Section 12(b) of the Exchange Act:

   (Title of each class)             (Name of each exchange on which registered)
           NONE                                          NONE

        Securities registered under Section 12(g) of the Exchange Act:
                             (Title of each class)
                           COMMON STOCK ($0.004167)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.   YES [_]  NO [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year:  $91,000.

The aggregate value of the Registrants Common Stock held by non-affiliates of the Registrant was approximately $578,550 as of February 27, 1998, computed by reference to the price at which the stock was last sold in negotiated transactions.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: There were 8,047,627 shares of the Registrants Common Stock issued and outstanding as of February 27, 1998.

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

     The Company also holds production interests in 6 oil and gas wells in three states. Production declined by 17% in 1997 because the oil and gas producing properties are approaching the end of their productive lives.

Investment Properties

Well                          Location                      Type      Operator
--------------------------------------------------------------------------------------------------------------
Ellerbe #1                    Clairborne Parish, LA         Gas/Oil   Pride Exploration Corp.
Herold-Agurs #1               Caddo Parish, LA              Gas       Pride Exploration Corp.
Hofstetter #1                 Duvall County, TX             Oil       ENRON
Maxted #1                     Kimball County, NEB           Oil       EOTT Energy Corp.
Maxted #3                     Kimball County, NEB           Oil       EOTT Energy Corp.
Simon Bldg. & Devel.          Caddo Parish, LA              Gas       Pride Exploration Corp.
Emerson                       Caddo Parish, LA              Oil       Pride Exploration Corp.     Sold in 1997
Rollins #1A                   Caddo Parish, LA              Gas       Pride Exploration Corp.     Shut in 1996
Montgomery-Heirs #1           Madison Parish, LA            Gas       Pride Exploration Corp.     Shut in 1996
Montgomery Heirs #2           Madison Parish, LA            Gas       Pride Exploration Corp.     Shut in 1996
West McArthur River           Cook Inlet, Alaska            Gas/Oil   Stewart Petroleum           Shut in 1996

     In September 1994, the Company acquired proved oil and gas properties in Alaska from individuals through the issuance of 108,394 shares of common stock valued at $3,871,198. The agreement included the Company's promise of $35.71 per share stock value at the end of two years. If the common stock had a value of less than $35.71 per share two years from the date of transfer, then, at the Company's option, the Company may buy the stock for $35.71 per share, issue additional stock representing the difference between market value and $35.71 per share or pay cash to the shareholders representing the difference between market value and $35.71 per share. In late 1996, the Company had a liability of over $3.7 million which it could not satisfy. The Company was able to reach an agreement with the shareholders for $1,004,170, of which $429,610 is due as cash flow allows, and the remainder in 844,940 shares of common stock at $.68 per share. At December 31, 1997, $114,640 has been converted to common stock.

     Revenues

     The Registrant's revenues in 1997 and 1996 are derived from its proportionate interest in domestic oil and gas producing properties. The Registrant is not the operator of any wells in which it owns an interest.

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

     Employees

     At March 25, 1998, the Registrant had no employees. Currently, the Registrant is charged for office space and clerical staff time through the offices of Jack Utter & Associates, President and CEO.


ITEM 2  DESCRIPTION OF PROPERTIES

     Jonesville Coal Mine

     The 1410 acre Jonesville Coal Mine is owned by NPSI and currently not operational. The Company needs additional financing to prepare it for operations.

     Oil and Gas Properties

     The six producing wells in 1997 were originally drilled by operators in joint venture with Ross Production Company, an affiliate of the Company. Subsequently, the Company acquired its interest in these properties from its affiliate and associated investors in exchange for common stock.


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

ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.


                                    PART II

ITEM 5  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     High and Low Bid

     The following table sets forth the high and low bid prices of the Common Stock of the Registrant in the over-the-counter market (OTC Bulletin Board) by quarter in 1997 and 1996. The information was provided by the market-maker in the Registrant's stock and statistical reports by the NASD. Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

             Mar 1997   Jun 1997   Sep 1997   Dec 1997
             --------   --------   --------   --------
   High        1 9/16        7/8      17/32      13/32
   Low          11/16      17/32        3/8        1/8

             Mar 1996   Jun 1996   Sep 1996   Dec 1996
             --------   --------   --------   --------
   High         2 1/2          3      3 1/2      2 7/8
   Low              1      1 3/8      2 1/8      1 1/8

     Holders

     At the date of this filing there are approximately 431 holders of the Common Stock of the Registrant.

     Dividends

     The Company has paid no dividends on its common stock and for the foreseeable future has no plans to pay dividends. The Company paid $10,500 in dividends on its Class A preferred shares in 1997 and accrued dividends of $31,025.

ITEM 6 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Results of Operations

     The following review of operations should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included elsewhere in this document.

     1997 compared to 1996

     Total revenues from oil and gas sales for 1997 were $90,875, a decrease of 17% from $109,228 in 1996. The decrease is due to production of fewer barrels of oil from wells in which the Company has working interest, 10,738 barrels in 1997 compared to 24,734 barrels in 1996, partially offset by an increase in the amount of natural gas produced from wells in which the Company has working interests, 108,256 mcfs in 1997 compared to 101,554 mcfs in 1996. Oil production declined because the oil producing properties are approaching the end of their productive lives. Costs of production from oil and gas sales in 1997 increased 35% due to the rework of wells.

     Mining costs reflect costs to get the Jonesville coal mine ready for operations. Mining costs of $222,115 in 1997 decreased 19% from $275,665 in 1996. General and administrative expenses decreased by 22% from $788,412 in 1996 to $617,801 in 1997. Of the total general and administrative expenses $149,467 can be attributed to NPSI for coal mine activities, a decrease of 63% from $401,072 in 1996. The remaining general and administrative expenses of $468,334 for Nerox increased from $387,340 in 1996 mostly due to increased professional services paid for by the issuance of common stock for services in 1997. Interest costs decreased from $203,287 to $134,098 as the Company was able to convert debt to common stock in 1997. Depletion decreased marginally from $60,081 in 1996 to $60,000 in 1997. There was no impairment in 1997 as substantially all oil and gas properties were written down in 1996. In late 1996, the Company reached agreements with shareholders for $1,004,170, of which $429,610 is due as cash flow allows, and the remainder in 844,940 shares of common stock at $.68 per share.

     The Company's largest oil and gas holdings were shut in during 1996 and its coal mine is not yet operational. The Company must raise capital to develop its coal mine and remain viable.

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

     Liquidity and Capital Resources

     At December 31, 1997, the Company had current liabilities totaling $1,165,850 and no current assets for a working capital deficit of $1,165,850 due primarily to operating losses and short-term borrowings to purchase and develop the Jonesville Coal Mine. In late 1997, the Company was successful in converting $568,186 debt to common stock and $150,000 preferred stock to common stock at $1.00 per share, and the Company's largest shareholder forgave $655,416 in debt. Management is seeking additional equity financing to meet short-term working capital requirements and to fund the cost of bringing the coal mine into operations.

     Inflation

     Inflation during the year ended December 31, 1997 has had little effect on the Company's capital costs and results of operations.

ITEM 7  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Exhibit A, Auditor's Report, attached hereto and incorporated herein by this reference.


ITEM 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On January 23, 1998, the Company filed an 8-K to report the appointment of Hurley & Company as its new independent accountants.

                                   PART III

ITEM 9  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Board of Directors

Name               Age   Position with the Company         Since
----------------   ---   -------------------------------   -----
Jack Utter          60   Chairman, President and CEO        1997
William D. Artus    48   Director  (Resigned March 1998)    1992
Joe Brock           66   Director                           1992

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

     William Artus is the managing partner of Artus & Choquette, a law firm in Anchorage, Alaska. He resigned as director in March 1998.

     Joe Brock is a retired business-owner. Mr. Brock also serves on the Board of Directors of another public company.

     Executive Officer

     Jack Utter is Chairman, President and Chief Executive Officer and his spouse, Raleigh Utter, is Secretary.

ITEM 10  EXECUTIVE COMPENSATION

     During the fiscal year ended December 31, 1997, none of the Officers or Directors of the Company had compensation with the exception of payments to certain directors for professional services as described in Item 12.


ITEM 11  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information as of February 27, 1998 as to each person who is known to the Registrant to be the beneficial owner of more than 5% of the common stock of the Registrant, and as to the security ownership of each Director of the Registrant and all Officers and Directors of the Registrant as a group. Except where specifically noted, each person listed in the table has sole voting and investment power in the shares listed.

Name and Address                          Number of Shares        Percent of
of Beneficial Owner (1)                  Beneficially Owned   Shares Outstanding
-----------------------                  ------------------   -------------------
Ross Production Company, Inc.                  2,401,247             29.84%
1042 N. Mountain Ave., B-562
Upland, California 91786

Scott Kelly                                      500,000              6.21%
2630 Plymouth Way
San Bruno, CA 94066

Jack Utter                                       143,143              1.78%
18400 Von Karman Ave., Suite 600
Irvine, CA 92612

William Artus                                    354,016              4.40%
629 L Street, Suite 101
Anchorage, Alaska 99501

Joe Brock                                        114,000              1.42%
1042 N. Mountain Ave., B-562
Upland, California 91786

All officers and directors as a group            611,159              7.59%

(1) A person is deemed to be the beneficial owner of securities than can be acquired by such person within 60 days from February 27, 1998 upon the exercise of warrants or options. Each beneficial owner's percentage ownership is determined by assuming that options or warrants that are held by such person (but not those held by any other person) and which are exercisable within 60 days from February 27, 1998 have been exercised.

ITEM 12  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Mr. Jack Utter, President and CEO, provided legal services to the Company in 1997 and 1996 valued at $122,015 and $91,948, respectively.

     Mr. William Artus, Director, provided legal services to the Company in 1997 and 1996 valued at $36,500 and $31,696, respectively.

     Mr. Scott Kelly, shareholder, provided consulting services to the Company in 1997 valued at $62,500.

     Mr. Joe Brock, Director, provided consulting services to the Company in 1997 valued at $12,500.

     Mr. Leroy Studer, a shareholder and former Company Director and CFO now deceased, provided accounting services to the Company in 1996 valued at $27,613.

ITEM 13  EXHIBITS AND REPORTS ON FORM 8-K

     EXHIBIT A    Auditors' Report

     FORM 8-K

     On March 6, 1998 the Company filed an 8-K, approved by the Board of Directors on October 31, 1997 and effective as of that date, noting the resignation of Nicholas E. Ross as Chairman of the Board and the appointment of Jack Utter as new Chairman of the Board.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 25, 1998                   NEROX ENERGY CORPORATION


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

Dated: March 25, 1998                     By: /s/ JACK UTTER
                                             ---------------------------------
                                             Jack Utter, President and Chief
                                             Executive Officer

                                 EXHIBIT LIST

EXHIBIT A    Auditors' Report

EXHIBIT 27   Financial Data Schedule