Form 10QSB
period 1998-03-31
NEROX ENERGY CORP
filed 1998-05-15
CIK 810270

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  Form 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
     SECURITIES AND EXCHANGE ACT OF 1934

                      For the period ended March 31, 1998

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: There were 9,897,627 shares of the Registrants Common Stock issued and outstanding as of May 14, 1998.

                    NEROX ENERGY CORPORATION AND SUBSIDIARY
                                     INDEX

                                                                               Page
PART I.  FINANCIAL INFORMATION
Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheet (unaudited) at March 31, 1998               2

         Consolidated Statements of Operations (unaudited) for the three
         months ended March 31, 1998 and 1997                                   3

         Consolidated Statements of Cash Flows (unaudited) for the three
         months ended March 31, 1998 and 1997                                   4

         Notes to Consolidated Financial Statements (unaudited)                 5

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                  7

PART II.  OTHER INFORMATION                                                     7

                    NEROX ENERGY CORPORATION AND SUBSIDIARY
                          Consolidated Balance Sheet
                                  (Unaudited)

                                                                                    March 31,
                                                                                      1998
                                                                                  ------------
                         ASSETS
Current Assets:
  Cash                                                                            $      8,531
                                                                                  ------------
Property and Equipment, at cost:
  Alaska coal mine and related equipment                                             2,110,460
                                                                                  ------------

Proved oil and gas properties, using successful efforts methods accounting           1,748,367
        Less accumulated depletion                                                    (640,136)
        Less impairment allowance                                                   (1,055,422)
                                                                                  ------------
                                                                                        52,809
                                                                                  ------------
                                                                                  $  2,171,800
                                                                                  ============

            LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Notes payable to:
        Shareholders                                                              $    230,000
        Placer Dome                                                                    158,463
                                                                                  ------------
                                                                                       388,463

  Accounts payable                                                                     500,905
  Accrued expenses                                                                      83,974
  Settlement of shareholder contingency                                                314,970
                                                                                  ------------
        Total current liabilities                                                    1,288,312
                                                                                  ------------

Commitments and Contingencies

Stockholders' Equity:
  Preferred stock, 10% cumulative, non-voting, convertible, no par value;
     shares authorized 200,000, issued and outstanding 49,282                          344,974
  Common stock, par value $.004167; shares authorized 12,000,000, issued and
     outstanding 9,897,627 (net of 563,319 treasury shares)                             41,243
Additional paid-in capital                                                          12,725,886
Accumulated deficit                                                                (12,228,615)
                                                                                  ------------
        Net stockholders' equity                                                       883,488
                                                                                  ------------
                                                                                  $  2,171,800
                                                                                  ============

              See accompanying notes to the financial statements.

                    NEROX ENERGY CORPORATION AND SUBSIDIARY
                     Consolidated Statements of Operations
                                  (Unaudited)

                                                       Three months ended March 31,
                                                       -----------------------------
                                                           1998               1997
                                                       -----------       -----------
Revenues:

  Oil and gas sales                                     $   14,989        $   26,278
                                                       -----------       -----------
Cost and expenses:

  Oil and gas costs                                         12,454             8,136
  Coal mine costs                                           17,039            43,004
  General and administrative                               480,318            73,100
  Interest                                                  10,458            41,691
  Depletion                                                  8,118            15,000
                                                       -----------       -----------
                                                           528,387           180,931
                                                       -----------       -----------
Net loss                                               $  (513,398)      $  (154,653)
                                                       ===========       ===========
Basic and diluted net loss per common share            $     (0.06)      $     (0.04)
                                                       ===========       ===========
Basic and diluted weighted average number
 of common shares outstanding                            8,866,516         4,017,760
                                                       ===========       ===========

              See accompanying notes to the financial statements.

                    NEROX ENERGY CORPORATION AND SUBSIDIARY
                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                               Three months ended March 31,
                                                            ----------------------------------
                                                               1998                   1997
                                                            -----------           ------------
Cash flows from operating activities:
  Net loss                                                    $(513,398)             $(154,653)
  Adjustments to reconcile net loss to net cash
    used by operating activities:
    Depletion                                                     8,118                 15,000
    Write off computer equipment                                      -                  6,431
    Issuance of common stock for services                       400,000                      -
    Increase (decrease) in liabilities:
      Accounts payable                                           18,353                 (7,849)
      Accrued expenses                                           10,458                 (2,628)
                                                            -----------           ------------

    Net cash used by operating activities                       (76,469)              (143,699)
                                                            -----------           ------------

Cash flows from financing activities:
  Proceeds from notes payable                                    85,000                139,391
  Payments made on notes payable                                      -                (50,000)
  Payment of dividends                                                -                (10,500)
                                                            -----------           ------------

    Net cash provided by financing activities                    85,000                 78,891
                                                            -----------           ------------

Net increase (decrease) in cash                                   8,531                (64,808)

Cash, beginning of period                                             -                 64,808
                                                            -----------           ------------

Cash, end of period                                         $     8,531           $          -
                                                            ===========           ============

Supplemental disclosure of cash flow activities:
  Cash paid for interest                                    $         -           $      2,400
                                                            ===========           ============

Non-cash investing and financing transactions:
  Dividends in arrears                                      $    39,650           $     10,787
                                                            ===========           ============


                    NEROX ENERGY CORPORATION AND SUBSIDIARY
                                March 31, 1998


Note A - Basis of presentation
------------------------------

   The accompanying unaudited consolidated financial statements of Nerox Energy Corporation and Subsidiary (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1998 are not necessarily indicative of the results for any future period. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 1997.

   The unaudited consolidated financial statements include the accounts of Nerox Energy Corporation and its wholly-owned subsidiary, Nerox Power Systems, Inc.
   (NPSI). All significant intercompany balances and transactions have been eliminated.

   Certain prior year amounts have been reclassified to conform to the current year presentation.

   Going concern
   -------------

   The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has experienced significant losses and, as of March 31, 1998, had a working capital deficiency of approximately $1,280,000. Additional capital infusion is necessary to begin mining operations. As of April 30, 1998 the mine is not yet operational. These factors raise substantial doubt about the Company's ability to continue as a going concern.

   Management is currently seeking additional financing and a joint venture partner to develop the coal mine. The methods employed by the Company to raise capital and begin mining operations include the following:

                                                           Year to Date
                                                              Amount
                                                           ------------
   Loans from shareholders, net                              $  85,000
   Conversion of notes payable to common stock                    -
   Issuance of common stock for services                       400,000
                                                             ---------
                                                             $ 485,000
                                                             =========

                    NEROX ENERGY CORPORATION AND SUBSIDIARY

------------------------------------------

   Going concern (continued)
   -------------------------

   There can be no assurance that the Company will be successful in its efforts to obtain additional financing and begin mining operations.

Note B - Notes payable
----------------------

                                                                                     March 31,
                                                                                       1998
                                                                                     ---------
Shareholders:
  Unsecured note, payable on demand at 10% interest.                                    35,000

  Unsecured notes payable at 12% interest.  These notes are in default.                145,000

  Unsecured note payable at 15% interest due January 7, 1999.                           50,000

Placer Dome:
  Unsecured note payable at 10% imputed interest.  This note is in default.            158,463

                                                                                     ---------
                                                                                     $ 388,463
                                                                                     =========

     ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management's Discussion and Analysis of Financial Condition

     The Company has experienced significant losses and, as of March 31, 1998, had a working capital deficiency of approximately $1,280,000. Additional capital infusion is necessary to begin mining operations. Management is seeking additional financing and a joint venture partner to develop the coal mine. Management's plan is to raise additional capital through existing shareholders and, whenever possible, issue common stock for services and convert debt to common stock. In the first quarter of 1998, the Company issued 3,200,000 shares of common stock for services. There can be no assurance that the Company will be successful in its efforts to obtain additional financing and begin mining operations.

     Results of Operations

     Total revenues from oil and gas sales for the first quarter of 1998 were $14,989, a decrease of 43% from $26,278 for the first quarter of 1997. The decrease was due to fewer producing wells as wells have been shut in since the first quarter of 1997.

     Oil and gas production costs increased 53% from $8,136 in 1997 to $12,454 in 1998 due to well rework costs. Mining costs of $17,039 in 1998 reflect costs to get the Jonesville coal mine ready for operation. General and administrative expenses increased to $480,318 in 1998 from $73,100 in 1997 due to the issuance of 3,200,000 shares of common stock for services in 1998. Of the total general and administrative expenses $16,882 can be attributed to Nerox Power Systems, Inc. ("NPSI") for coal mine activities, a decrease from $35,401 in 1997. Interest costs decreased 75% from $41,691 in 1997 to $10,458 in 1998 due to debt conversions in late 1997. Depletion decreased from $15,000 in 1997 to $8,118 in 1998 due to a decrease in equivalent barrels produced plus a decrease in the oil and gas property cost from the write off of the Alaska wells in the third quarter of 1997.

     The Company's largest oil and gas holdings have been shut in and its coal mine is not yet operational. The Company must raise capital to develop its coal mine and remain viable.


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

             Not applicable

     ITEM 3  DEFAULTS UPON SENIOR SECURITIES

             Not applicable

     ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

             Not applicable

     ITEM 5  OTHER INFORMATION

             Not applicable

     ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K

             On January 21, 1998 the Company filed an 8-K reporting the engagement of Hurley & Company as its new independent accountant.

             On March 6, 1998 the Company filed an 8-K, approved by the Board of Directors on September 12, 1996 and effective as of that date, amending the Articles of Incorporation for an increase in the number of voting common stock authorized to 6,000,000 having $.0083 par value.

             On March 6, 1998 the Company filed an 8-K, approved by the Board of Directors on March 13, 1997 and effective as of that date, amending the Articles of Incorporation for an increase in the number of voting common stock authorized to 12,000,000 having $.004167 par value.

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

Dated:    May 14, 1998          NEROX ENERGY CORPORATION


                                   By:
                                      ---------------------------------
                                      Jack Utter, Chairman of the Board


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Dated:    May 14, 1998             By:
                                      ---------------------------------
                                      Jack Utter, President and Chief
                                      Executive Officer