Form 10QSB
period 1998-06-30
E TWOMEDIA COM INC
filed 1999-03-29
CIK 810270

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C., 20549

                                   FORM 10 QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934.

                       For the period ended June 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

               For the transition period from_______to___________

                         Commission File Number: 0-18049

                                 E*twoMEDIA.com
                      (Formerly Nerox Holding Corporation)
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Nevada                                                91-1317131
-------------------------------                              -------------------
(State or other jurisdiction of                                 (IRS Employer
incorporation or organization)                               Identification No.)

          53 West 23rd Street
            New York, NY                                           10010
----------------------------------------                        ----------
(Address of principal executive offices)                        (Zip Code)

Issuer's Telephone Number:   (212) 590-2173


Check whether the issuer (1) filed all reports required to be filed by Section13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [_] NO [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: There were 9,897,627 shares of the Registrants Common Stock issued and outstanding as of June 30, 1998.

                                 E*twoMEDIA.com
                      (Formerly Nerox Holding Corporation)
                                      INDEX




                                                                              Page
                                                                              ----
PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheet (unaudited) at June 30, 1998 ..........    2

         Consolidated Statements of Operations (unaudited) for the three
         months ended June 30, 1998 and 1997 ..............................    3

         Consolidated Statements of Operations (unaudited) for the Six
         months ended June 30, 1998 and 1997 ..............................    4

         Consolidated Statements of Cash Flows (unaudited) for the Six
         months ended June 30, 1998 and 1997 ..............................    5

         Notes to Consolidated Financial Statements (unaudited) ...........   6-7

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations ............................................    8


PART II.  OTHER INFORMATION ...............................................   9-10

PART III. SIGNATURES ......................................................   11


                                 E*twoMEDIA.com
                      (Formerly Nerox Holding Corporation)
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)
                                  June 30, 1998

Current Assets:
 Cash ......................................................................             -
                                                                              ------------

Property and Equipment, at cost:
 Alaska coalmine and related equipment .....................................  $  2,110,460
                                                                              ------------
 Proved oil and gas properties, using successful efforts
 methods accounting ........................................................     1,748,367
 Less accumulated depletion ................................................      (648,254)
 Less impairment allowance .................................................    (1,055,422)
                                                                              ------------
                                                                                    44,691
                                                                              ------------
                                                                                 2,155,151
                                                                              ============
Liabilities and Stockholders' Equity
 Current Liabilities
  Notes Payable to:
   Shareholders ............................................................       230,000
   Placer Dome .............................................................       158,463
                                                                              ------------
                                                                                   388,463
                                                                              ------------

 Accounts Payable ..........................................................       500,905
 Accrued expenses ..........................................................        95,449
 Settlement of Shareholder contingency .....................................       314,970
                                                                              ------------
                                                                                   911,324
                                                                              ------------
 Total Current Liabilities .................................................     1,299,787
                                                                              ============

Commitments and Contingencies

 Stockholders' Equity
  Preferred stock, 10% cumulative, non-voting, convertible, no par value;
   shares authorized 200,000, issued and outstanding 49,282  ...............       344,974
  Common stock, par value $.004167; shares authorized 12,000,000, issued and
   outstanding 9,897,627 (net of 563,319 treasury shares) ..................        41,243
  Additional paid-in capital ...............................................    12,725,886
  Accumulated deficit ......................................................   (12,256,739)
                                                                              ------------
 Net Stockholders' equity ..................................................       855,364
                                                                              ------------
                                                                              $  2,155,151
                                                                              ============

               See accompanying notes to the financial statements.

                                 E*twoMEDIA.com
                      (Formerly Nerox Holding Corporation)
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)






                                           For the Three Months Ended June 30,

                                                  1998           1997
                                              -----------    -----------
Revenues
 Oil and gas sales ........................   $    22,676    $    29,956
                                              -----------    -----------
Cost and expenses

 Oil and gas costs ........................          --           21,843
 Coal mine costs ..........................          --           32,435
 General and administrative ...............        40,245         72,320
 Interest .................................        11,062         42,816
 Depletion ................................         8,118         15,000
                                              -----------    -----------
                                                   59,425        184,414
                                              -----------    -----------
Net Loss ..................................   $   (36,749)   $  (154,458)
                                              ===========    ===========

Basic and diluted net loss per common share   $     (0.00)   $     (0.04)
                                              ===========    ===========
Basic and diluted weighted average number
 of common shares outstanding .............     7,967,082      4,017,760
                                              ===========    ===========












               See accompanying notes to the financial statements.

                                 E*twoMEDIA.com
                      (Formerly Nerox Holding Corporation)
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)






                                            For the Six Months Ended June 30,

                                                  1998           1997
                                              -----------    -----------
Revenues
 Oil and gas sales ........................   $    37,665    $    56,234
                                              -----------    -----------
Cost and expenses

 Oil and gas costs ........................        12,454         29,979
 Coal mine costs ..........................        17,039         75,438
 General and administrative ...............       520,563        145,420
 Interest .................................        21,520         84,507
 Depletion ................................        16,236         30,000
                                              -----------    -----------
                                                  587,812        365,344
                                              -----------    -----------
Net Loss ..................................   $  (550,147)   $  (309,110)
                                              ===========    ===========


Basic and diluted net loss per common share   $     (0.07)   $     (0.08)
                                              ===========    ===========
Basic and diluted weighted average number
 of common shares outstanding .............     7,967,082      4,017,760
                                              ===========    ===========













               See accompanying notes to the financial statements.

                                 E*twoMEDIA.com
                      (Formerly Nerox Holding Corporation)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)






                                               For the Six Months Ended June 30,

                                                      1998         1997
                                                   ---------    ---------
Cash flows from operating activities:
 Net Loss ......................................   $(550,147)   $(309,110)
 Adjustments to reconcile net loss to net cash
 used by operating activities
 Depletion .....................................      16,236       30,000
 Write off computer equipment ..................       6,431
 Issuance of common stock for services .........     400,000         --
 Increase (decrease) in liabilities
  Accounts payable .............................      18,860      121,724
  Accrued expenses .............................      21,520       13,043
                                                   ---------    ---------
 Net cash used by operating activities .........     (93,531)    (137,912)
                                                   ---------    ---------
Cash flows from financing activities
 Proceeds from notes payable ...................      85,000      184,391
 Payments made on notes payable ................        --        (50,000)
 Payment of dividends ..........................        --        (10,500)
                                                   ---------    ---------
 Net cash provided by financing activities .....      85,000      123,891
                                                   ---------    ---------
Net increase (decrease) in cash ................      (8,531)     (14,021)
                                                   ---------    ---------
Cash, and cash equivalents, beginning of period        8,531       64,808
                                                   ---------    ---------
Cash, and cash equivalents, end of period ......   $    --      $  50,787
                                                   =========    =========
Supplemental disclosure of cash flow activities:
 Cash paid for interest ........................   $  21,520    $   2,400
                                                   =========    =========
Non-cash investing and financing transactions
 Dividends in arrears ..........................   $  39,650    $  23,162
                                                   =========    =========




               See accompanying notes to the financial statements.

                                 E*twoMEDIA.com
                      (Formerly Nerox Holding Corporation)
                                  June 30, 1998


Note A - Basis of presentation

         The accompanying unaudited consolidated financial statements of E*twoMEDIA.com (Formerly Nerox Holding Corporation) and Subsidiary (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1998 are not necessarily indicative of the results for any future period. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 1997.

         The unaudited consolidated financial statements include the accounts of E*twoMEDIA.com (Formerly Nerox Holding Corporation)and its wholly-owned subsidiary, Nerox Power Systems, Inc. (NPSI). All significant intercompany balances and transactions have been eliminated.

         Certain prior year amounts have been reclassified to conform to the current year presentation.

         Going concern

         The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The company has experienced significant losses and, as of June 30, 1998, had a working capital deficiency of approximately $1,300,000. Additional capital infusion is necessary for operations

         These factors raise substantial doubt about the Company's ability to continue as a going concern.

         The methods employed by the Company to raise capital include the following:

                                                                   Year to Date
                                                                      Amount
                                                                   ------------
Loans from shareholders, net ..................................     $ 85,000
Conversion of notes payable to common stock
Issuance of common stock for services .........................      400,000
                                                                    --------

                                                                    $485,000
                                                                    ========

                                 E*twoMEDIA.com
                      (Formerly Nerox Holding Corporation)
                                  June 30, 1998

Note A - Basis of presentation (continued)

Going concern (continued)
There can be no assurance that the Company will be successful in its efforts to obtain additional financing.

Note B - Notes payable

                                                                             June 30,
                                                                              1998
                                                                            ---------
Shareholders:
Unsecured note, payable on demand at 10% interest .......................     35,000

Unsecured notes payable at 12% interest.  These notes are in default ....    145,000

Unsecured note payable at 15% interest due January 7, 1999  .............     50,000

Placer Dome:
Unsecured note payable at 10% imputed interest.  This note is in default     158,463
                                                                            --------


                                                                            $388,463
                                                                            ========

                                 E*twoMEDIA.com
                      (Formerly Nerox Holding Corporation)
                                  June 30, 1998

ITEM 2 MANAGENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition

The Company has experienced significant losses and, as of June 30, 1998, had a working capital deficiency of approximately $1,300,000. Additional capital infusion is necessary.
Management is seeking additional financing and a joint venture partner.


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

Results of Operations

Total revenues from oil and gas sales for the six months of 1998 were $36,665 a decrease of 33% from $56,234 for the six months of 1997. The decrease was due to fewer producing wells as wells have been shut in since the first quarter of 1997.

Oil and gas production costs decreased 72% from $105,417 in 1997 to $29,493 in 1998 due to well rework costs. Mining costs of $17,039 in 1998 reflect costs to get the Jonesville coal mine ready for operation. General and administrative expenses increased to $520,563 in 1998 from $145,420 in 1997 due to the issuance of 3,200,000 shares of common stock for services in 1998. Of the total general and administrative expenses $16,882 can be attributed to Nerox Power Systems, Inc. ("NPSI") for coal mine activities, a decrease from $35,401 in 1997. Interest costs decreased 75% from $84,507 in 1997 to $21,520 in 1998 due to debt conversions in late 1997. Depletion decreased from $30,000 in 1997 to $16,236 in 1998 due to a decrease in equivalent barrels produced plus a decrease in the oil and gas property cost from the write off of the Alaska wells in the third quarter of 1997.

The Company's largest oil and gas holdings have been shut in, and its coal mine is not yet operational. The Company must raise capital to remain viable.

                                 E*twoMEDIA.com
                      (Formerly Nerox Holding Corporation)
                                  June 30, 1998

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

Not applicable

ITEM 3  DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

ITEM 5  OTHER INFORMATION

On October 30, 1998 Jack Utter resigned as Chairman of the Board, Chief Executive Officer (CEO) and President of Nerox Holding Corporation. Nicholas E. Ross was appointed interim Chairman of the Board, CEO and President of Nerox Holding Corporation on the same date. On November 3, 1998 Nicholas E. Ross resigned from his position as Chairman of the Board, CEO and President of Nerox Holding Corporation, Michael A. Cassin was appointed Chairman of the Board, CEO and President of Nerox Holding Corporation.

ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K

On April 26, 1998 Nerox Energy Corporation filed an 8K changing the name of the Company from Nerox Energy Corporation to Nerox Holding Corporation. In addition the company authorized a reverse 10 for 1 stock split from 25,000,000 shares to 2,500,000 shares having a $.02 par value. The company amended this change on 8K referenced below.

                                 E*twoMEDIA.com
                      (Formerly Nerox Holding Corporation)
                                  June 30, 1998

(Item 6 Exhibits and Reports of form 8K continued)

On February 9, 1999 E*twoMEDIA filed an 8-K reporting the company filed a Certificate of Amendment to the Certificate of Incorporation which changed the name of the Company from Nerox Holding Corporation to E*twoMEDIA.com, Inc. In addition the company reported the engagement of Nelson, Mayoka & Company as its new independent accountant.

On March 22,1999 the company filed an 8k reporting the Amendment of Article 4 of the Articles of Incorporation, which superseded the Amendment of the Articles of Incorporation file on an 8K on April 26, 1998 increasing the shares outstanding to 12,000,000.

                                 E*twoMEDIA.com
                       (Formerly Nerox Energy Corporation)
                                  June 30, 1998

PART III. SIGNATURES

The information set forth herein reflects all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:    March 26, 1999   E*twoMEDIA.com, Inc.

                           By:
                              ---------------------------------
                              Michael Cassin, Chairman of the Board


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Dated:    March 26, 1999   By:
                              ---------------------------------
                              Michael Cassin, President and Chief
                              Executive Officer