Form 10QSB
period 1998-09-30
E TWOMEDIA COM INC
filed 1999-03-29
CIK 810270

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C., 20549

                                   FORM 10 QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934.

                     For the period ended September 30, 1998

                                       OR

[ ] TRANSITION REPROT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

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


Check whether the issuer (1) filed all reports required to be filed by Section13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [_] NO [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: There were 9,897,627 shares of the Registrants Common Stock issued and outstanding as of September 30, 1998.

                                 E*twoMEDIA.com
                      (Formerly Nerox Holding Corporation)
                                      INDEX




                                                                           Page
                                                                           ----
PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheet (unaudited) at September 30, 1998 ..    2

         Consolidated Statements of Operations (unaudited) for the three
         months ended September  30, 1998 and 1997 .....................    3

         Consolidated Statements of Operations (unaudited) for the Nine
         months ended September 30, 1998 and 1997 ......................    4

         Consolidated Statements of Cash Flows (unaudited) for the Nine
         months ended September 30, 1998 and 1997 ......................    5

         Notes to Consolidated Financial Statements (unaudited) ........   6-7

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations .........................................    8


PART II.  OTHER INFORMATION ............................................   9-10

PART III. SIGNATURES ...................................................   11

                                 E*twoMEDIA.com
                      (Formerly Nerox Holding Corporation)
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)
                               September 30, 1998


Current Assets:
 Cash ...................................................................   $      --
                                                                            -----------
Property and Equipment, at cost:
 Alaska coalmine and related equipment ..................................     2,110,460
                                                                            -----------
 Proved oil and gas properties, using successful efforts
 methods accounting .....................................................     1,748,367
 Less accumulated depletion .............................................      (656,372)
 Less impairment allowance ..............................................    (1,055,422)
                                                                            -----------
                                                                                 36,573
                                                                            -----------
                                                                              2,147,033
                                                                            ===========
Liabilities and Stockholders' Equity
 Current Liabilities
  Notes Payable to:
   Shareholders .........................................................       230,000
   Placer Dome ..........................................................       158,463
                                                                            -----------
                                                                                388,463
                                                                            -----------
 Accounts Payable .......................................................       500,905
 Accrued expenses .......................................................       106,511
 Settlement of Shareholder contingency ..................................       314,970
                                                                            -----------
                                                                                922,386
                                                                            -----------
 Total Current Liabilities ..............................................     1,310,849
                                                                            -----------
Commitments and Contingencies

 Stockholders' Equity
  Preferred stock, 10% cumulative, non-voting, convertible, no par value;
   shares authorized 200,000, issued and outstanding 49,282  ............       344,974
  Common stock, par value $.004167;  shares  authorized 12,000,000,
   issued and outstanding 9,897,627 (net of 563,319 treasury shares).....        41,243
  Additional paid-in capital ............................................    12,725,886
  Accumulated deficit ...................................................   (12,275,919)
                                                                            -----------
 Net Stockholders' equity ...............................................       836,184
                                                                            -----------
                                                                            $ 2,147,033
                                                                            ===========

               See accompanying notes to the financial statements.

                                 E*twoMEDIA.com
                      (Formerly Nerox Holding Corporation)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)






                                           For the Three Months Ended September 30,

                                                     1998           1997
                                                 -----------    -----------
Revenues

 Oil and gas sales ...........................   $      --      $    16,124
 Gain on disposition of oil and gas properties          --           85,000
                                                 -----------    -----------
                                                 $      --          101,124
                                                 -----------    -----------
Cost and expenses

 Oil and gas costs ...........................          --           18,623
 Coal mine costs .............................          --           54,560
 General and administrative ..................          --          313,217
 Interest ....................................        11,062         41,385
 Depletion ...................................         8,118         15,000
                                                 -----------    -----------
                                                      19,180        442,785
                                                 -----------    -----------
Net Loss .....................................   $   (19,180)   $  (341,661)
                                                 ===========    ===========

Basic and diluted net loss per common share ..   $     (0.00)   $     (0.06)
                                                 ===========    ===========
Basic and diluted weighted average number
 of common shares outstanding ................     8,492,675      5,761,664
                                                 ===========    ===========










               See accompanying notes to the financial statements.

                                 E*twoMEDIA.com
                      (Formerly Nerox Holding Corporation)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)






                                           For the Nine Months Ended September 30, 1998

                                                     1998           1997
                                                 -----------    -----------
Revenues

 Oil and gas sales ...........................   $    37,665    $    72,358
 Gain on disposition of oil and gas properties          --           85,000
                                                 -----------    -----------
                                                 $    37,665        157,358
                                                 -----------    -----------
Cost and expenses

 Oil and gas costs ...........................        12,454         48,602
 Coal mine costs .............................        17,039        129,999
 General and administrative ..................       520,563        458,637
 Interest ....................................        32,582        125,892
 Depletion ...................................        24,354         45,000
                                                 -----------    -----------
                                                     606,992        808,130
                                                 -----------    -----------
Net Loss .....................................   $  (569,327)   $  (650,772)
                                                 ===========    ===========

Basic and diluted net loss per common share ..   $     (0.07)   $     (0.15)
                                                 ===========    ===========
Basic and diluted weighted average number
 of common shares outstanding ................     8,492,675      4,605,449
                                                 ===========    ===========









               See accompanying notes to the financial statements.

                                 E*twoMEDIA.com
                      (Formerly Nerox Holding Corporation)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                   For the Nine Months Ended September 30,

                                                           1998           1997
                                                       -----------    -----------
Cash flows from operating activities:
 Net Loss ..........................................   $  (569,327)   $  (650,772)
 Adjustments to reconcile net loss to net cash
 used by operating activities
 Gain on disposition of oil and gas properties .....       (85,000)
 Depletion .........................................        24,354         45,000
 Write off computer equipment ......................         6,431
 Issuance of common stock for services .............       400,000        246,875
 Increase (decrease) in liabilities
  Accounts payable .................................        18,860        190,607
  Accrued expenses .................................        32,582         40,576
                                                       -----------    -----------
 Net cash used by operating activities .............       (93,531)      (206,283)
                                                       -----------    -----------
Cash flows from investing activities
 Proceeds from disposition of oil and gas properties          --           85,000
                                                       -----------    -----------
 Net cash provided (used) by investing activities ..          --           85,000
                                                       -----------    -----------
Cash flows from financing activities

 Proceeds from notes payable .......................        85,000        209,391
 Payments made on notes payable ....................          --         (132,250)
 Payment of dividends ..............................          --          (10,500)
                                                       -----------    -----------
 Net cash provided by financing activities .........        85,000         66,641
                                                       -----------    -----------
Net increase (decrease) in cash ....................        (8,531)        64,808
                                                       -----------    -----------
Cash, and cash equivalents, beginning of period ....         8,531         10,166
                                                       -----------    -----------
Cash, and cash equivalents, end of period ..........   $      --      $    74,974
                                                       ===========    ===========
Supplemental disclosure of cash flow activities:

 Cash paid for interest ............................   $    32,582    $     2,400
                                                       ===========    ===========
Non-cash investing and financing transactions
 Dividends in arrears ..............................   $    39,650    $    35,537
                                                       ===========    ===========
 Debt to equity conversion .........................   $      --      $ 1,027,517
                                                       ===========    ===========
 Acquisition of treasury shares ....................   $      --      $     2,347
                                                       ===========    ===========

               See accompanying notes to the financial statements.

                                 E*twoMEDIA.com
                      (Formerly Nerox Holding Corporation)
                               September 30, 1998


Note A - Basis of presentation

         The accompanying unaudited consolidated financial statements of E*twoMEDIA.com (Formerly Nerox Energy Corporation) and Subsidiary (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the Nine months ended September 30, 1998 are not necessarily indicative of the results for any future period. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 1997.

         The unaudited consolidated financial statements include the accounts of E*twoMEDIA.com (Formerly Nerox Energy Corporation) and its wholly-owned subsidiary, Nerox Power Systems, Inc. (NPSI). All significant intercompany balances and transactions have been eliminated.

         Certain prior year amounts have been reclassified to conform to the current year presentation.

         Going concern

         The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The company has experienced significant losses and, as of September 30, 1998, had a working capital deficiency of approximately $1,311,000. Additional capital infusion is necessary to begin mining operations

         These factors raise substantial doubt about the Company's ability to continue as a going concern.

         The methods employed by the Company to raise capital include the following:

                                            Year to Date
                                               Amount
                                             ---------
Loans from shareholders, net ..............   $ 85,000
Conversion of notes payable to common stock
Issuance of common stock for services .....    400,000
                                             ---------

                                              $485,000

                                 E*twoMEDIA.com
                      (Formerly Nerox Holding Corporation)
                               September 30, 1998

Note A - Basis of presentation (continued)

Going concern (continued)
There can be no assurance that the Company will be successful in its efforts to obtain additional financing.

Note B - Notes payable

                                                                             June 30,
                                                                              1998
                                                                            --------
Shareholders:
Unsecured note, payable on demand at 10% interest .......................     35,000

Unsecured notes payable at 12% interest.  These notes are in default ....    145,000

Unsecured note payable at 15% interest due January 7, 1999  .............     50,000

Placer Dome:
Unsecured note payable at 10% imputed interest.  This note is in default     158,463
                                                                            --------

                                                                            $388,463
                                                                            ========

                                 E*twoMEDIA.com
                       (Formerly Nerox Energy Corporation)
                               September 30, 1998

ITEM 2 MANAGENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition

The Company has experienced significant losses and, as of September 30, 1998, had a working capital deficiency of approximately $1,310,000. Additional capital infusion is necessary. Management is seeking additional financing and a joint venture partner.

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

Results of Operations

Total revenues from oil and gas sales for the nine months of 1998 were $36,665 a decrease of 49% from $72,358 for the nine months of 1997. The decrease was due to fewer producing wells as wells have been shut in since the first quarter of 1997.

Oil and gas production costs decreased 72% from $178,601 in 1997 to $29,493 in 1998 due to well rework costs. Mining costs of $17,039 in 1998 reflect costs to get the Jonesville coal mine ready for operation. General and administrative expenses increased to $520,563 in 1998 from $458,637 in 1997 due to the issuance of 3,200,000 shares of common stock for services in 1998. Of the total general and administrative expenses $16,882 can be attributed to Nerox Power Systems, Inc. ("NPSI") for coal mine activities, a decrease from $35,401 in 1997. Interest costs decreased 75% from $125,892 in 1997 to $32,582 in 1998 due to debt conversions in late 1997. Depletion decreased from $45,000 in 1997 to $24,354 in 1998 due to a decrease in equivalent barrels produced plus a decrease in the oil and gas property cost from the write off of the Alaska wells in the third quarter of 1997.

The Company's largest oil and gas holdings have been shut in, and its coal mine is not yet operational. The Company must raise capital to remain viable.

                                 E*twoMEDIA.com
                      (Formerly Nerox Holding Corporation)
                               September 30, 1998

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

Not applicable

ITEM 3  DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

ITEM 5  OTHER INFORMATION

On October 30, 1998 Jack Utter resigned as Chairman of the Board, Chief Executive Officer (CEO) and President of Nerox Energy Corporation. Nicholas E. Ross was appointed interim Chairman of the Board, CEO and President of Nerox
Energy Corporation on the same date. On November 3, 1998 Nicholas E. Ross resigned from his position as Chairman of the Board, CEO and President of Nerox Energy Corporation, Michael A. Cassin was appointed Chairman of the Board, CEO and President of Nerox Energy Corporation.

ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K

On April 26, 1998 Nerox Energy Corporation filed an 8K changing the name of the Company from Nerox Energy Corporation to Nerox Holding Corporation. In addition the company authorized a reverse 10 for 1 stock split from 25,000,000 shares to 2,500,000 shares having a $.02 par value. The company amended this change on 8K referenced below.

                                 E*twoMEDIA.com
                      (Formerly Nerox Holding Corporation)
                               September 30, 1998

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

                                 E*twoMEDIA.com
                      (Formerly Nerox Holding Corporation)
                               September 30, 1998

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

Dated:    March 26, 1999   NEROX HOLDING CORPORATION

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