Form 10KSB40
period 1998-12-31
E TWOMEDIA COM INC
filed 1999-05-17
CIK 810270

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-KSB

             [X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                      SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1998     Commission File Number:  0-18049

                                 E*twoMedia.com
                       (Formerly Nerox Energy Corporation)

Nevada                                                    91-1317131
(State or other jurisdiction of                           (IRS Employer
incorporation or organization)                            Identification No.)

53 West 23rd Street
11th Floor
New York, NY                                              10010
(Address of principal executive offices)                  (Zip Code)


Issuer's Telephone Number:                                212 590-2129

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

State issuer's revenues for its most recent fiscal year:  $37,665.


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: There were 2,240,091 shares of the Registrants Common Stock issued and outstanding as of May 12, 1999.

PART I

THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS BASED ON OUR CURRENT EXPECTATIONS, ASSUMPTIONS, ESTIMATES AND PROJECTIONS ABOUT E*TWOMEDIA.COM AND OUR INDUSTRY. THESE FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES. E*TWOMEDIA.COM'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN SUCH FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS, AS MORE FULLY DESCRIBED IN THIS SECTION AND ELSEWHERE IN THIS REPORT. E*TWOMEDIA.COM UNDERTAKES NO OBLIGATION TO UPDATE PUBLICLY ANY FORWARD-LOOKING STATEMENTS FOR ANY REASON, EVEN IF NEW INFORMATION BECOMES AVAILABLE OR OTHER EVENTS OCCUR IN THE FUTURE.

ITEM 1  DESCRIPTION OF BUSINESS

General


E*twoMedia.com was incorporated in the State of Nevada in 1985. Reference in this Report to "E*twoMedia", "The Company", "The Registrant" " we", "our", and "us" refer to E*twoMedia.com Up until December of 1998 the company's primary activities had been directed towards the development of oil, gas and coal properties. The Registrant on December 18,1998 completed a stock purchase agreement selling all the outstanding stock it held in its subsidiary Nerox Power Systems Inc. (NPSI) to Ross Production Company Inc. NPSI held all the Coal, Oil and Gas interests of the company on a consolidated basis.

The Registrants primary activities are now directed towards developing online publishing. The Registrant is constantly seeking business opportunities in the online publishing industry and other means of revenue activities and financing to enable it to complete its business plan.

Pending Transactions

The Company has entered into negotiations to acquire FPS a United Kingdom based company. These transactions are described in Note 3 to the financial statements included in this Report and are referred to herein as the "Pending Transactions."

Investment Properties

As part of the Stock Purchase agreement entered into December 18,1998 the company sold all its rights and obligations relating to oil, gas and coal properties.

Revenues

The Registrant's revenues in 1998 were derived from its proportionate interest in domestic oil and gas producing properties prior to the sale of all its rights and obligations relating to the oil, gas and coal properties. The Registrant was never the operator of any wells in which it owned interest.

Competitive Conditions

Subsequent to the stock purchase agreement entered into December 18, 1998 the company no longer expects to realize revenues from oil, gas and coal operations which had contributed to over 90% of the Company's revenues and earnings stream. The Company's operations currently are directed towards the online publishing industry. The company has been in negotiations to acquire a United Kingdom based publishing company.

E*twoMedia.com has developed a business plan including creating markets, namely Internet advertising and related products and services, which are intensely competitive. E*twoMedia.com expects such competition to continue to increase because its markets pose no substantial barriers to entry. Competition may also increase as a result of industry consolidation. E*twoMedia.com believes that its ability to compete depends on many factors both within and beyond its control, including the following:

     (i)  the timing and market  acceptance of new solutions and enhancements to
          existing   solutions   developed  by  either   E*twoMedia.com  or  its
          competitors

     (ii) customer service and support efforts

     (iii) sales and marketing efforts

     (iv) the ease of use, performance, price and reliability of solutions developed either by E*twoMedia.com or its competitors.

E*twoMedia.com will compete for Internet Publishing revenues with large Web publishers and Web search engine companies, such as America Online, Excite, Lycos, Microsoft, Infoseek and Yahoo!. E*twoMedia.com will also encounter competition from a number of other sources, including content aggregation companies, companies engaged in advertising sales networks, advertising agencies, and other companies which facilitate Internet publishing.

Many of E*twoMedia.com's future competitors, as well as a number of potential new competitors, have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources than does E*twoMedia.com. These factors allow them to respond more quickly than E*twoMedia.com can to new or emerging technologies and changes in customer requirements. They may also allow them to devote greater resources than E*twoMedia.com can to the development, promotion and sale of their products and services. Such competitors may also engage in more extensive research and development, undertake more far-reaching marketing campaigns, adopt more aggressive pricing policies and make more attractive offers to existing and potential employees, strategic partners, advertisers and Web publishers. It is possible that E*twoMedia.com's competitors will develop products or services that are equal or superior to E*twoMedia.com's products or that achieve greater market acceptance than E*twoMedia.com's products. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products or services to address the needs of E*twoMedia.com's prospective advertising and Web publisher customers. As a result, it is possible that new competitors may emerge and rapidly acquire significant market share. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share. It is possible that E*twoMedia.com will not be able to compete successfully or that competitive pressures will not materially and adversely affect its results of operations or financial condition.

Companies doing business on the Internet, including E*twoMedia.com must also compete with television, radio, cable and print (traditional advertising media) for a share of advertisers' total advertising budgets. Advertisers may be reluctant to devote a significant portion of their advertising budget to Internet advertising if they perceive the Internet to be a limited or ineffective advertising medium.

INDUSTRY OVERVIEW

The online publishing industry is rapidly growing due in part to the ever increasing need of businesses for specialized information. As a result of this need for information, many publishers have oriented their business toward online publishing.

The online publishing market is diverse, consisting of online trade journals, newsletters, directories and magazines aimed at specific target markets such as computers, sports fans, financial information, travel, and lifestyles, etc. Online directories, including association directories and yellow page directories, are just one part of the online publishing market. Advertisers are increasingly seeking ways to channel their advertising dollars toward specific target markets.

In 1999, the Registrant plans to expand its business to include electronic publishing on the Internet for clients. The Registrant will provide hosting services and maintain web sites.

Acquisition Strategy

In addition to online publishing the company expects to enter acquisitions which will enable it to complete its business plan. The Company seeks to acquire underperforming middle market media businesses whose acquisition costs are low relative to potential revenues and cashflow. The Company focuses on developing significant long-term franchises in middle markets. The Company then seeks to improve revenues and cashflow, using its particular promotional, marketing, sales, programming and editorial approaches. The Company targets businesses that it believes operate in underdeveloped market segments with a low level of competition and a strong economic base.

The Company believes that its acquisition strategy, properly implemented, has a number of specific benefits, including

     (i) diversification of revenues and cashflow across a broader base of media industries, properties and markets,

     (ii) geographic clustering which has allowed improved cashflow margins through the consolidation of facilities, centralized newsgathering, cross-selling of advertising and elimination of redundant expenses

     (iii) improved access to consultants and other industry resources

     (iv) greater  appeal  to  qualified  industry  management  talent  and

     (v)  efficiencies from economies of scale.

If and when achieved, new acquisitions may adversely affect near-term operating results due to increased capital requirements, transitional management and operating adjustments, increased interest costs associated with acquisition debt, and other factors. Any future acquisitions may be highly-leveraged, and such acquisitions well may increase the Company's overall leveraged position. There can be no assurance that debt or equity financing for such acquisitions will be available on acceptable terms, or that the Company will be able to identify or consummate any new acquisitions. Any failure to make necessary acquisitions, or the making of unsuccessful acquisitions, could have a material, adverse effect on the future financial condition and operating results of the Company.

GOVERNMENT REGULATION

The Company plans to be in the business of Online Publishing which is dependent upon Internet access, in part, through transmissions over public telephone lines. These transmissions are governed by regulatory policies establishing charges and terms for communications. The Company, as an online publishing company will depend upon Internet access providers, who are not currently subject to direct regulation by the Federal Communications Commission (the "FCC") or any other agency, other than regulations applicable to businesses generally. However, the Company could become subject in the future to regulations by the FCC and/or other regulatory commissions as a provider of basic telecommunications services.

Such regulations could affect the charges that the Company pays to connect to the local telephone network or for other purposes. Currently, Internet access providers, are not required to pay carrier access charges. Access charges are assessed by local telephone companies to long-distance companies for the use of the local telephone network to originate and terminate long-distance calls, generally on a per minute basis. Access charges have been a matter of continuing dispute, with long-distance companies complaining that the rates are substantially in excess of cost and local telephone companies arguing that access rates are justified to subsidize lower local rates for end users and other purposes. In May 1997, the FCC reaffirmed its decision that Internet access providers should not be required to pay carrier access charges. In a related order, the FCC also concluded that Internet access providers should not be required to contribute to a new universal service fund established to replace current local rate subsidies and to meet other public policy objectives, such as enhanced communications systems for schools, libraries, and certain health care providers. As a result, unlike telecommunications carriers and other telecommunications providers, Internet access providers will not have to contribute a percentage of their revenues to the federal universal service fund and are not likely to be required to contribute to similar funds being established at the state level. However, both the access charge and universal service treatment of Internet access providers are the subjects of further proceedings and could change. Telephone companies are actively seeking reconsideration or reversal of the FCC decisions, and their arguments are gaining more support as Internet-based telephony begins to compete with conventional telecommunications companies.

The Company is not in a position to predict how these matters will be resolved, but it could be adversely affected if, in the future, it and other Internet access providers are required to pay access charges or contribute to universal service support.

The law relating to the liability of Internet access providers and on-line services companies for information carried on or disseminated through their networks is unsettled. Although no claims seeking to impose such liability have been asserted against the Company to date, there can be no assurance that such claims will not be asserted in the future or, if asserted, will not be successful. As the law in this area develops, the potential imposition of liability upon the Company for information carried on and disseminated through its network could require the Company to implement measures to reduce its exposure to such liability, which may require the expenditure of substantial resources or the discontinuation of certain products or service offerings. Any costs that are incurred as a result of contesting any such asserted claims or the consequent imposition of liability could materially adversely affect the Company's business, financial condition, and results of operations.

Due to the increasing popularity and use of the Internet, it is possible that additional laws and regulations may be adopted with respect to the Internet, covering issues such as content, user privacy, pricing, and copyright infringement. The Company cannot predict the impact, if any, that any future regulatory changes or developments may have on its business, financial condition, and results of operations. Changes in the regulatory environment relating to the Internet access industry, including regulatory changes that directly or indirectly affect telecommunication, costs or increase the likelihood or scope of competition from regional telephone companies or others, could have a material adverse effect on the Company's business, financial condition, and results of operations.

Insurance Coverage

None

Employees

At May 12, 1999, the Registrant had no employees. Currently, the Registrant is charged for office space and clerical staff time through the offices of Michael Cassin, President and CEO.


ITEM 2  DESCRIPTION OF PROPERTIES

None

ITEM 3 LEGAL PROCEEDINGS

The Company is currently in litigation due to a suit filed by debtors of the companies former subsidiary. The potential liability of the suit is $146,000. The attorney for the company Mr. William Artus has made representations that the suit will have a favorable outcome on E*twoMedia.com's behalf. In addition, the President of Ross Production Inc. has placed sufficient amounts of assets in an escrow account with Mr. Artus' as security in the event of a unfavorable judgement.

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

                  Mar 1998       Jun 1998          Sep 1998          Dec 1998

   High           11/20            2/5               1/8               1/40
   Low            .7/25            2/25              1/25              .7/50

                  Mar 1997       Jun 1997           Sep 1997         Dec 1997

   High           1 9/16           7/8               17/32             13/32
   Low            11/16            17/32             3/8               1/8

Holders

At the date of this filing there are approximately 439 holders of the Common Stock of the Registrant.

Dividends

The Company has paid no dividends on its common stock and for the foreseeable future has no plans to pay dividends. The Preferred shareholders elected to convert accrued dividends into common stock in 1998.

ITEM 6 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following review of operations should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included elsewhere in this document.

1998 compared to 1997

Total revenues from oil and gas sales for 1998 were $37,665, a decrease of 59% from $90,875 in 1997. The decrease is due to the cessation of oil and gas production. Oil production declined because the oil producing properties are approaching the end of their productive lives. Oil and gas costs of $12,454 in 1998 decreased 81% from $65,645 in 1997 due to the decrease in activity in oil and gas activities.

Mining costs of $17,039 in 1998 decreased 92% from $225,115 in 1997 due to a decrease in mining activities.

General and administrative expenses of $545,272 in 1998 decreased 12% from $617,801 in 1997 due to lower overhead in running the company.

Interest costs decreased from $203,287 to 0 as the Company was able to convert the remainder of their debt into common stock in 1998 and all accrued interest expense was assumed by Ross Production Company Inc. in the stock purchase agreement entered into December 18, 1998. Depletion of $32,472 decreased 46% from $60,000 in 1997. There was no impairment in 1998 as substantially all oil and gas properties were written down in 1996.

All of The Company's largest coal, oil and gas holdings were sold on December 18, 1998.


Liquidity and Capital Resources

At December 31, 1998, the Company had current liabilities totaling $105,000 and current assets of $10,000 for a working capital deficit of $95,000 due primarily to professional fees accrued relating to the reorganization of the company at the end of 1998 and compensated for in cash payments and in the form of stock issued to the individuals listed in item 11.

Inflation

Inflation during the year ended December 31, 1998 has had little effect on the Company's capital costs and results of operations.

ITEM 7  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Exhibit A, Auditor's Report, attached hereto and incorporated herein by this reference.


ITEM 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On February 9, 1999, the Company filed an 8-K to report the appointment of Nelson, Mayoka and Company CPA's as its new independent accountants.

PART III

ITEM 9  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Board of Directors


Name                Age    Position with the Company            Since

Michael Cassin      54     President/Secretary/Director         November 3, 1998
Daniel Jefferies    35     Chief Executive Officer/Director     May 10, 1999

Michael Cassin has served as the Director of Fermer do Brazil Investimentos Ltda. A Brazilian management buy-out fund located in Sao Paulo, Brazil. Mr. Cassin advises the Firm and its clients about dealing with institutional investors, public offerings of securities, merger and acquisition financing and management buy-out transactions, and public equity after market strategies. Mr. Cassin has worked with Worcester Capital Corporation, Seacoast Communications Group, Inc. Greenway Communications Inc. and other Corporations.

Daniel Jefferies has served as managing director and owner of FPS a United Kingdom based publishing company. Mr. Jefferies has fourteen years of experience in the media promotions and packaging industry. He set up Bolton Films in 1986 and developed a number of successful deals. He also was involved in the launch of Maximize Media which specialized in repackaging and selling paid for newspaper space in the form of advertorials and special features.

ITEM 10  EXECUTIVE COMPENSATION

During the fiscal year ended December 31, 1998, none of the Officers or Directors of the Company had compensation with the exception of payments to certain directors for professional services as described in Item 11.

ITEM 11  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of May 12, 1999 as to each person who is known to the Registrant to be the beneficial owner of more than 5% of the common stock of the Registrant, and as to the security ownership of each Director of the Registrant and all Officers and Directors of the Registrant as a group. Except where specifically noted, each person listed in the table has sole voting and investment power in the shares listed.


Name and Address                Number of Shares            Percent of
Of Beneficial Owner             Beneficially Owned          Shares Outstanding

Michael Cassin                  700,000                     31.25%
166 East 83rd Street
New York, NY 10028

William Bolles                  700,000                     31.25%
37 East 28th Street
New York, NY 10016


(1) A person is deemed to be the beneficial owner of securities than can be acquired by such person within 60 days from May 12,1999 upon the exercise of warrants or options. Each beneficial owner's percentage ownership is determined by assuming that options or warrants that are held by such person (but not those held by any other person) and which are exercisable within 60 days from May 12,1999 have been exercised.

ITEM 12  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During 1999, 955,000 shares of common stock were issued to consultants as compensation for services from 1998 as follows.

                                    Shares
Oram Ltd.                           200,000
William W. Bolles          525,000
Michael A. Cassin          200,000
Marc A. Palazzo                      30,000
                                    -------
                                    955,000

The company in the first quarter of 1999 began negotiations with FPS a United Kingdom based company to be acquired.

ITEM 13  EXHIBITS AND REPORTS ON FORM 8-K


EXHIBIT A    Auditors' Report


FORM 8-K

On February 9, 1999 E*twoMedia.com filed an 8-K reporting the company filed a Certificate of Amendment to the Certificate of Incorporation which changed the name of the Company from Nerox Energy Corporation to E*twoMedia.com. In addition the company reported the engagement of Nelson, Mayoka & Company as its new independent accountant.

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

Dated: May 12, 1999                                E*TWOMEDIA.COM
                                                   By: /s/ MICHAEL CASSIN
                                                   -----------------------------
                                                   Michael Cassin, President and
                                                   Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Dated: May 12, 1999                                By: /s/ MICHAEL CASSIN
                                                   -----------------------------
                                                   Michael Cassin, President and
                                                   Secretary

                         Nelson, Mayoka & Company, P.C.

                          CERTIFIED PUBLIC ACCOUNTANTS

                                 551 5TH Avenue
                               New York, New York
                                   10176-0001


                               Tel. (212) 697-7979
                               Fax (212) 697-8997
                                   DIRECT LINE


                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Shareholders of E*twoMedia.com (Formerly Nerox Holding Corporation)

We have audited the accompanying balance sheet of E*twoMedia.com (Formerly Nerox Holding Corporation), as of December 31, 1998, and the related statements of operations, stockholders' equity and cash flows for the year ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of E*twoMedia.com (Formerly Nerox Holding Corporation), as of December 31, 1998, and the results of its operations for the period then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company is a development stage enterprise. The lack of sufficient working capital to operate as of December 31, 1998 raises substantial doubt about is ability to continue as a going concern. Management's plans concerning these matters are described in Note 4. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

May 4, 1999
New York, New York

Nelson, Mayoka and Company
CERTIFIED  PUBLIC  ACCOUNTANTS

                                 E*TWOMEDIA.COM
                                DECEMBER 31, 1998

                                 E*TWOMEDIA.COM
                                DECEMBER 31, 1998





                                                                           PAGE

INDEPENDENT AUDITORS REPORT                                                  1


FINANCIAL STATEMENTS

         Balance Sheet                                                       2

         Statement of Operations                                             3

         Statement of Stockholders Equity                                    4

         Statement of Cash Flows                                             5



NOTES TO FINANCIAL STATEMENTS                                             6-12

                                 E*twoMedia.com.
                      (Formerly Nerox Holding Corporation)
                                  BALANCE SHEET
                                December 31, 1998



Current Assets:
 Notes Receivable- Sale of Subsidiary                          $      10,000
                                                               -------------


 Total Current Assets                                                 10,000
                                                               =============
Liabilities and Stockholders' Equity
 Accrued Expenses                                                    105,000
                                                               -------------
                                                                     105,000
                                                               -------------

 Total Current Liabilities                                     $     105,000
                                                               -------------


 Stockholders' Equity
  Common stock, par value $.004167; shares authorized
   12,000,000, issued and outstanding 160,091
   (net of 4,507 treasury shares)                              $         667
  Additional paid-in capital                                      13,426,432
  Accumulated deficit                                            (13,522,099)
                                                               -------------

 Stockholders' equity                                                (95,000)
                                                               -------------

 Total Liabilities and Stockholders' equity                    $      10,000
                                                               =============














               See accompanying notes to the financial statements.

                                 E*twoMedia.com.
                      (Formerly Nerox Holding Corporation)
                             STATEMENT OF OPERATIONS







                                                         For the Year Ended
                                                             December 31,

                                                                1998

Revenues

 Oil and gas sales                                           $       37,665
 Loss on sale of subsidiary                                      (1,245,935)
 Gain on disposition of oil and gas properties                            -
                                                             --------------
                                                             $   (1,208,270)
                                                             --------------
Cost and expenses

 Oil and gas costs                                                   12,454
 Coal mine costs                                                     17,039
 General and administrative                                         545,272
 Depletion Expense                                                   32,472
                                                             --------------
                                                                    607,237
Net Loss                                                     $   (1,815,507)
                                                             ==============


Basic and diluted net loss per common share                  $       (16.09)
                                                             ==============
Basic and diluted weighted average number
 of common shares outstanding                                       112,804
                                                             ==============




















               See accompanying notes to the financial statements.

                                 E*twoMedia.com.
                      (Formerly Nerox Holding Corporation)
                        STATEMENT OF STOCKHOLDERS' EQUITY
                          Year Ended December 31, 1998



                                                 Preferred Stock                    Common Stock

                                                           Amount                               Amount          Additional
                                         Number of  -------------------    Number of    -------------------      Paid-in
                                          Shares    Per Share    Total      Shares      Per Share    Total        Capital
                                         ---------  ---------   -------   ----------    ---------   -------     ----------
BALANCE, JANUARY 1, 1998                  49,282                345,000    6,697,627          -      27,910     12,339,219
 Stock issued for services                                                 3,200,000      0.004      13,334        386,666
 Reverse 1-125 stock split                                                (9,818,446)               (40,914)        40,914
 Forgiveness of related party debt                                            10,196      0.004          42        314,928

 Preferred stock conversion to Commo     (49,282)              (345,000)      70,714      0.004         295        344,705
                                         -------               --------   ----------      -----     -------     ----------
BALANCE, DECEMBER 31, 1998                     -                      -      160,091                    667     13,426,432
                                         =======               ========   ==========                =======     ==========



                                                                                     Accumulated
                                                                                        Deficit
                                                                                     -----------
BALANCE, JANUARY 1, 1998                                                             (11,706,592)
 Net loss                                                                             (1,815,507)
                                                                                     -----------
BALANCE, DECEMBER 31, 1998                                                           (13,522,099)
                                                                                     ===========
                                                                960,361








               See accompanying notes to the financial statements.

                                 E*twoMedia.com.
                      (Formerly Nerox Holding Corporation)
                             STATEMENT OF CASH FLOWS




                                                            For the Year Ended
                                                                December 31,

                                                                   1998
                                                            ------------------
Cash flows from operating activities:
 Net Loss                                                    $    (1,815,507)
 Adjustments to reconcile net loss to net cash
 used by operating activities
 Loss on disposition of oil and gas properties
 Depletion                                                            32,472
 Note Receivable                                                     (10,000)
 Issuance of common stock for services                              (400,000)
 Increase (decrease) in liabilities
  Notes Payable Shareholders                                        (145,000)
  Notes Payable Placer Dome                                         (158,463)
  Accounts payable                                                  (482,497)
  Accrued expenses                                                    40,109
  Settlement of shareholder contingency                             (314,970)
                                                              --------------

 Net cash used by operating activities                            (3,253,856)
                                                              --------------

Cash flows from investing activities
 Disposition of oil and gas properties                          2,138,915.00
                                                              --------------

 Net cash provided (used) by investing activities               2,138,915.00
                                                              --------------

Cash flows from financing activities

 Conversion of Prefered Stock                                       (345,000)
 Conversion of Shareholder Contingency Debt to Equity                314,970
 Proceeds from notes payable                                          85,000
 Common Stock                                                         13,672
 Additional Paid In Capital                                        1,046,299
                                                              --------------

 Net cash provided by financing activities                         1,114,941
                                                              --------------

Net increase (decrease) in cash                                            -
                                                              --------------

Cash, and cash equivalents, beginning of period                            -
                                                              --------------

Cash, and cash equivalents, end of period                     $            -
                                                              ==============







               See accompanying notes to the financial statements
 .

                                 E*TWOMEDIA.COM
                          Notes to Financial Statements
                                December 31, 1998



Note - 1 Nature of business

E*twoMedia.com was incorporated on September 26, 1985 as Gemini Energy Corporation under the laws of the State of Nevada. On January 28,1994, the Company's name was changed to Nerox Energy Corporation. On April 26,1998 the company name was changed to Nerox Holding Corporation. On December 7, 1998 the company name was changed to E*twoMedia.com. E*twoMedia.com is constantly seeking business opportunities in the online publishing industry and other means of financing to enable it to complete its business plan.

Note - 2 Sale of Subsidiary

On December 18th 1998, the company entered into a stock purchase agreement with Ross Production Company Inc. to sell all of the two million shares of (2,000,000) of Common Stock of its subsidiary Nerox Power Systems, Inc (NPSI). NPSI had interests in Coal, Oil and Gas facilities with an aggregate net asset value of $2,140,000. In consideration for this sale E*twoMedia received a Note Receivable of $10,000 . In addition Ross Production Company Inc. assumed all the liabilities of NPSI including but not limited to any environmental liabilities detailed as follows:

         Note Payable Placer Dome NA              $230,000
         Trade Debt Payable                        562,000
                                                  --------
         Total                                    $792,000
                                                  ========

As part of the stock purchase agreement Ross Production Company Inc. assumed all the liabilities of NPSI including but not limited to any environmental liabilities. The purchaser of NPSI, Ross Productions Inc. has confirmed that they hold E*twoMedia.com harmless for the liabilities of NPSI. E*twoMedia.com's counsel has also made representations that the litigation detailed below under legal matters will have a favorable judgement on E*twoMedia.com's behalf.

Note - 3 Summary of significant accounting policies

Cash and cash equivalents

For purposes of the statement of cash flows, cash equivalents include time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less. Substantially all deposits are on account with one institution.

Coal mine

During 1998 E*twoMedia. com Inc. recognized Costs associated with the ordinary maintenance and repairs of the coal mines prior to the sale of NPSI shares to Ross Production Company.

                                 E*TWOMEDIA.COM
                          Notes to Financial Statements
                                December 31, 1998


Oil and gas properties

During 1998 E*twoMedia.com recognized costs associated with the ordinary maintenance and repairs of the oil and gas properties prior to the sale of NPSI shares to Ross Production Company.

Income taxes

Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the recorded book basis and tax basis of assets and liabilities for financial and income tax reporting. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes are also recognized for operating losses that are available to offset future taxable income and tax credits that are available to offset federal income taxes.

Due to the Company's net operating losses in the fiscal years ended December 31, 1998 and 1997 of $1,815,507 and $1,008,784 respectively, there are no income taxes currently due. Due to recurring losses the company has a zero valuation allowance.


Stock compensation

The Company accounts for compensation costs related to employee stock options and other forms of employee stock-based compensation plans in accordance with the requirements of Accounting Principles Board Opinion 25 ("APB 25"). APB 25 requires compensation costs for stock based compensation plans to be recognized based on the difference, if any, between the fair market value of the stock on the date of the grant and the option exercise price. In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards 123, Accounting for Stock-Based Compensation ("SFAS 123"). SFAS 123 established a fair value-based method of accounting for compensation costs related to stock options and other forms of stock-based compensation plans. However, SFAS 123 allows an entity to continue to measure compensation costs using the principles of APB 25 if certain pro forma disclosures are made. The Company adopted the provisions of pro forma disclosure requirements of SFAS 123 in 1996. Options granted to non-employees are recognized at their estimated fair value at the date of grant.

Fair value of financial instruments

The fair value of financial instruments, consisting principally of notes payable, is based on interest rates available to the Company and comparison to quoted prices. The fair value of these financial instruments approximated carrying value.

                                 E*TWOMEDIA.COM
                          Notes to Financial Statements
                                December 31, 1998



Basic and diluted net loss per share

Net loss per share is calculated in accordance with Statement of Financial Accounting Standards 128, Earnings Per Share ("SFAS 128"), which superseded Accounting Principles Board Opinion 15 ("APB 15"). Net loss per share for all periods presented has been restated to reflect the adoption of SFAS 128.

Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues. Use of estimates and expenses during the reporting period. Actual results could differ from those estimates.

Notes Receivable-Sale of Subsidiary

Pursuant to the sale of the subsidiary NPSI to Ross Production, Inc. on December 18, 1998 the company received a promissory note in the amount of $10,000.00, which was paid in full in January 1999.

Property, Plant and Equipment

The company does not have title to any fixed assets nor does it participate in any capital lease transactions.

Accrued Expenses

Accrued expenses include professional fees incurred aggregating $105,000.

Stockholders' equity

The company declared on November 20, 1998 a reverse 1 for 125 stock split effective December 4, 1998.

On April 20, 1995, the Company's board of directors authorized two classes of no par value preferred stock: Class A, 100,000 shares of 10% cumulative, non-voting convertible preferred stock, and Class B, 100,000 shares of non-convertible, non-voting shares. The Company amended its bylaws to combine the two classes of stock to one class of 200,000 shares of cumulative, convertible, non-voting preferred stock on April 20, 1996. After one year, the shares are convertible into common shares on a one for one basis at the option of the holder. The

                                 E*TWOMEDIA.COM
                          Notes to Financial Statements
                                December 31, 1998


Stockholders' equity Continued

Company issued 70,709 shares of preferred stock in 1995 for cash of $495,000. In late 1997, in order to induce conversion due to the inability to pay dividends, the Company offered to convert shares at 7 to 1.


The company in December of 1998, converted all the remaining shares of preferred stock for 70,714 shares of post reverse common stock.

The Company in March of 1998 issued 3,200,000 shares of common stock for compensation of services.


The Company in December of 1998 converted $1,274,550 of debt into 10,196 shares of post reverse common stock.


Income taxes

Deferred tax assets and liabilities are recognized for temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. Deferred tax assets are reduced by a valuation allowance when deemed appropriate. The measurement of deferred tax assets and liabilities is computed using applicable current tax rates (34%), and is based on provisions of the enacted tax law; the effects of future changes in tax laws or rates are not anticipated.

The Company has a Federal net operating loss carryforward of 2,824,591 that may be offset against future taxable income.

The Company's deferred tax benefit, which has been offset entirely by a valuation allowance, is comprised of the following at December 31, 1998:

                                                  1998


Loss carryforwards                            $ 2,824,291

Applicable tax rate                                   34%
                                              -----------
                                                  960,361
Valuation allowance                              (960,361)
                                              -----------
                                              $         -
                                              ===========

                                 E*TWOMEDIA.COM
                          Notes to Financial Statements
                                December 31, 1998


Basic and diluted net loss per share


The following table illustrates the required disclosure of the reconciliation of the numerators and denominators of the basic and diluted earnings per share computations.


                                                       December 31,
                                                          1998
Basic and diluted earnings per share:
Numerator
Net loss                                             ($1,815,507)
Denominator
Basic and diluted weighted average number
of common shares
outstanding during the period                            112,804

Basic and diluted net loss per share                  $   (16.09)

Note - 4 Commitments and Contingencies

The company on December 18,1998 completed a stock purchase agreement selling all the outstanding stock it held in its subsidiary Nerox Power Systems Inc. (NPSI) to Ross Production Company Inc. NPSI held all the Coal, Oil and Gas interests of the company on a consolidated basis. All liabilities on NPSI were assumed by Ross Production Company Inc.

Coal mine and related equipment

On August 10, 1995, the Company agreed to acquire certain mining equipment and other related items valued at $1,355,000 in exchange for 19% of NPSI, resulting in a minority interest of $454,757. Subsequently the new minority shareholders, Austin R. Hobbs and Hobbs, Industries, Inc. ("Hobbs"), filed suit against the Company to rescind the transaction and Hobbs refused to deliver most of the mining equipment. Due to these circumstances, the Company initially recorded $295,000 of equipment and $411,000 of related items which are in its possession. The remaining $649,000 was recorded as a receivable offsetting the Company's equity by $525,690 and the minority interest by $123,310. In September 1996, the Company reached a settlement with Hobbs whereby Hobbs relinquished its 19% ownership in NPSI in exchange for $.40 per ton of coal extracted and sold by Nerox from its Alaska coal mine up to a maximum amount of $1,000,000.

On October 27, 1995 NPSI entered into an agreement with Placer Dome U.S. Inc. ("PDUS") to assume all obligations of PDUS under an Alaska State Coal Lease covering approximately 1,410 acres on the site known as the Evan Jones coal mine. The purchase price for the assignment of this lease was $980,943 to PDUS, of which $150,000 is still payable, and $40,000 to the State of Alaska. The lease allows NPSI the exclusive right to mine coal in the leased area for an

                                 E*TWOMEDIA.COM
                          Notes to Financial Statements
                                December 31, 1998




Coal mine and related equipment Continued

indefinite period of time and calls for a 5% royalty on all production to be paid to the State of Alaska. No royalties were paid in 1997 and 1996.

The company on December 18,1998 sold its coal mine and related equipment to Ross Production Company, Inc., selling its rights and obligations.

Oil and gas Interests

In September 1994, the Company acquired proved oil and gas properties in Alaska from individuals through the issuance of 108,394 shares of common stock valued at $3,871,198. The agreement included the Company's promise that the stock would reach $35.71 per share stock value at the end of two years. If the common stock had a value of less than $35.71 per share two years from the date of transfer, then, at the Company's option, the Company may buy back the stock for $35.71 per share, issue additional stock representing the difference between market value and $35.71 per share or pay cash to shareholders representing the difference between market value and $35.71 per share. In late 1996, the Company had a liability of over $3.7 million which it could not satisfy. The Company was able to reach an agreement with the shareholders for $1,274,550, which was converted into common stock as of December 31, 1998. The company as of December 31, 1998 had not issued the 10,196 shares to the individuals but plans to in 1999. The shares were included as shares issued and outstanding.

The company on December 18,1998 sold its oil and gas interests, selling all its rights and obligations in these interests to Ross Production Company Inc.

Note - 5 Legal Matters

The Company is currently in litigation due to a suit filed by debtors of the companies former subsidiary. The potential liability of the suit is $146,000. The attorney for the company Mr. William Artus has made representations that the suit will have a favorable outcome on E*twoMedia.com's behalf. In addition, the President of Ross Production Inc. has placed assets in an escrow account with Mr. Artus' as security in the event of a unfavorable judgement.

Note - 7 Subsequent events

During 1999, 955,000 shares of common stock were issued to consultants as compensation for services as follows.

                                     Shares

Oram Ltd.                           200,000
William W. Bolles                   525,000
Michael A. Cassin                   200,000
Marc A. Palazzo                      30,000
                                    -------
                                    955,000

The company in the first quarter of 1999 began negotiations with FPS a United Kingdom based company to be acquired.

                                 E*TWOMEDIA.COM
                          Notes to Financial Statements
                                December 31, 1998



Note - 8 Going concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. As shown in the financial statements, the Company has incurred a net loss of $1,815,507 during the year ended December 31, 1998 and, as of that date, had a working capital deficiency of approximately $95,000. Additional capital infusion is necessary to continue general and administrative operations. These factors raise substantial doubt about the Company's ability to continue as a going concern.

Management is currently seeking new business opportunities. The company is in discussions regarding a reverse merger with the FPS company a United Kingdom based company with online publishing operations.