Form 10QSB
period 1999-03-31
E TWOMEDIA COM INC
filed 1999-06-17
CIK 810270

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C., 20549

                                   FORM 10 QSB

[X] QUARTERLY  REPORT  UNDER  SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE
    ACT OF 1934.

                       For the period ended March 31, 1999

                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

               For the transition period from_______to___________

                         Commission File Number: 0-18049

                                 E*twoMEDIA.com
                       (Formerly Nerox Energy Corporation)
             (Exact name of registrant as specified in its charter)

Nevada                                                       91-1317131
(State or other jurisdiction of                              (IRS Employer
incorporation or organization)                               Identification No.)

53 West 23rd Street
New York, NY                                10010
(Address of principal executive offices)    (Zip Code)

Issuer's Telephone Number:   (212) 590-2173


Check whether the issuer (1) filed all reports required to be filed by Section13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [_] NO [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: There were 2,275,091 shares of the Registrants Common Stock issued and outstanding as of April 30, 1999.

                                      Index



                                                                            Page
PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheet (unaudited) at March 31, 1999              2

         Consolidated Statements of Operations (unaudited) for the Three
         months ended March 31, 1999 and 1998                                  3

         Consolidated Statements of Cash Flows (unaudited) for the Three
         months ended March 31, 1999 and 1998                                  4

                  Notes to Consolidated Financial Statements (unaudited)       5

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                 6


PART II.  OTHER INFORMATION                                                  7-8

PART III. SIGNATURES                                                           9

                         Nelson, Mayoka & Company, P.C.

                          CERTIFIED PUBLIC ACCOUNTANTS

                                 551 5TH Avenue
                               New York, New York
                                   10176-0001

                               Tel. (212) 697-7979
                               Fax (212) 697-8997
                                   DIRECT LINE



                         ACCOUNTANTS COMPILATION REPORT


To the Board of Directors and Shareholders of E*twoMedia.com

We have compiled the accompanying balance sheet of E*twoMedia.com as of March 31, 1999, and the related statements of income and changes to stockholders equity for the three months ended March 31, 1999, in accordance with standards established by the American Institute of Certified Public Accountants.

A compilation is limited to presenting in the form of financial statements information that is the representation of management. We have not audited or reviewed the accompanying financial statements and accordingly, do not express an opinion or any other form of assurance on them.

In addition, management has elected to omit substantially all the disclosures and cash flows required by generally accepted accounting principles. If the omitted disclosures were included in the financial statements, they might influence the user's conclusions about the Company's financial position, results of operations, and cash flows. Accordingly, these financial statements are not designed for those who are not informed about such matters.


Nelson, Mayoka and Company P.C.


Certified Public Accountants
June 15, 1999

                                 E*twoMEDIA.com
                      (Formerly Nerox Holding Corporation)
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)
                                 March 31, 1999

Assets
Current Assets:
 Cash                                                               $     3,435
                                                                    -----------
 Total Assets                                                       $     3,435
                                                                    ===========
Liabilities and Stockholders' Equity
Current Liabilities
 Accrued Expenses                                                   $    25,000


 Total Current Liabilities                                               25,000
                                                                    -----------
 Stockholders' Equity
  Common stock, par value $.004167; shares authorized  12,000,000,
  issued and outstanding 2,275,091 (net of 4,507 treasury shares)         9,480
  Additional paid-in capital                                         13,559,257
  Accumulated deficit                                               (13,590,302)
                                                                    -----------
 Net Stockholders' equity                                               (21,565)
                                                                    -----------
 Total Liabilities and Stockholders' Equity                         $     3,435
                                                                    ===========

               See accompanying notes to the financial statements.

                                 E*twoMEDIA.com
                      (Formerly Nerox Holding Corporation)
                           CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                            For the Three Months Ended March 31,

                                                    1999             1998
                                                  ---------        ---------
Revenues

  Oil and gas sales                               $      -         $  14,989
                                                  ---------        ---------
Cost and expenses

  Oil and gas costs                                       -           12,454
  Coal mine costs                                         -           17,039
  General and administrative                         68,203          480,318
  Interest                                                -           10,458
  Depletion                                               -            8,118
                                                  ---------        ---------
                                                     68,203          528,387
                                                  ---------        ---------
 Net Coss                                         $ (68,203)      $ (513,398)
                                                  =========        =========

Basic and diluted net loss per common share       $   (0.09)      $    (0.06)
                                                  =========        =========

Basic and diluted weighted average number
  of common shares outstanding                       746,682       8,866,516
                                                  =========        =========

              See accompanying notes to the financial statements.

                                 E*twoMEDIA.com
                      (Formerly Nerox Holding Corporation)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


                                            For the Three Months Ended March 31,

                                                    1999             1998
                                                  ---------        ---------
Cash flows from operating activities:
  Net Loss                                       $ (68,203)       $ (513,398)
  Adjustments to reconcile net loss to net cash
  used by operating activities
  Depletion                                              -             8,118
  Disposition of Fixed Assets                            -
  Issuance of common stock                         141,638           400,000
  Increase (decrease) in liabilities
    Accounts payable                                     -            18,353
    Accrued expenses                               (80,000)           10,458
                                                  ---------        ---------
Net cash used by operating activities               (6,565)          (76.469)
                                                  ---------

Cash flows from financing activities
  Proceeds from notes payable                        10,000           85,000
  Payments made onnotes payable                           -                -
  Payment of dividends                                    -                -
                                                  ---------        ---------
  Net cash provided by financing activities          10,000           85,000
                                                  ---------        ---------
Net increase (decrease) in cash                       3,435            8,531
                                                  ---------        ---------
Cash, and cash equivalents, beginning of period           -                -
                                                  ---------        ---------
Cash, and cash equivalents, end of period         $   3,435        $   8,531
                                                  =========        =========
Supplemental disclosure of cash flow activities:
  Cash paid for interest                          $       -        $       -
                                                  ---------        ---------
Non-cash investing and financing transactions
  Dividends in arrears                            $       -        $  39,650
                                                  ---------        ---------


              See accompanying notes to the financial statements.

Note A - Basis of presentation

         The accompanying unaudited financial statements of E*twoMEDIA.com (Formerly Nerox Energy Corporation) (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the Three Months ended March 31, 1999 are not necessarily indicative of the results for any future period. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 1998.

          Certain prior year amounts have been reclassified to conform to the current year presentation.


Note B - Organization and Business

         E*twoMedia.com was incorporated on September 26, 1985 as GeminiEnergy Corporation under the laws of the State of Nevada. On January 28,1994, the Company's name was changed to Nerox Energy Corporation. On April 26,1998 the company name was changed to Nerox Holding Corporation. On December 7, 1998 the company name was changed to E*twoMedia.com. E*twoMedia.com is constantly seeking business opportunities in the online publishing industry and other means of financing to enable it to complete its business plan.


Note C - Income Taxes:

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

         Due to recuring losses the company currently has no income taxes due. As of March 31, 1999 the Company has a deferred tax asset of $ 0. Due to recurring losses the company has a zero valuation allowance.

ITEM 2 MANAGENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition

Management's plan is to raise additional capital through existing shareholders and, whenever possible, issue common stock for services. There can be no assurance that the Company will be successful in its efforts to obtain additional financing.

Results of Operations

There were no revenues for the first quarter of 1999. This was due to cessation of the company's prior oil, gas and coal operations.

Oil and gas production costs decreased 100% from $178,601 in 1998 due to the cessation of oil and gas production. General and administrative expenses decreased 92% from $520,563 in 1998 to $43,203 in 1999 due to lower overhead and administrative expenses. Depletion decreased from $24,354 in 1998 due to the cessation of the company's prior oil, gas and coal operations.

PART II
OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS

The Company has certain contingent liabilities resulting from litigation and claims incident to the ordinary course of business. Management believes that the probable resolution of such contingencies will not materially affect the financial position or results of operations of the Company.

ITEM 2   CORPORATE NAME CHANGE

On December 14, 1998 the Board of Directors approved the Amendment to Articles of incorporation to change the name of the Company from Nerox Energy Corporation to E*twoMEDIA.com.

ITEM 3  CHANGES IN SECURITIES

Not applicable

ITEM 4  DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 5  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

ITEM 6  OTHER INFORMATION

The Company has entered into negotiations to acquire FPS a United Kingdom based company.

ITEM 7  EXHIBITS AND REPORTS ON FORM 8-K

On February 9, 1999 E*twoMEDIA filed an 8-K reporting the engagement of Nelson, Mayoka & Company as its new independent accountant.

On March 30, 1999 E*twoMedia filed an S-8 reporting the issuance of 955,000 shares of Common stock to individuals as compensation for services performed.

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

Dated:    June 14, 1999             e*twoMedia.com

                                    By:  S/__________________________________
                                           Michael Cassin, President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Dated:    June 14, 1999             By:  S/__________________________________
                                           Michael Cassin, President