Form 10QSB
period 1999-06-30
E TWOMEDIA COM INC
filed 1999-08-17
CIK 810270

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C., 20549

                                   FORM 10 QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934.

                       For the period ended June 30, 1999

                                       OR
[ ] TRANSITION REPROT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

               For the transition period from_______to___________

                         Commission File Number: 0-18049

                                 E*twoMEDIA.com
                       (Formerly Nerox Energy Corporation)
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Nevada                                          91-1317131
     -------------------------------                        -------------------
     (State or other jurisdiction of                          (IRS Employer
     incorporation or organization)                         Identification No.)

          5 East 59th Street
            New York, NY                                           10022
----------------------------------------                        ----------
(Address of principal executive offices)                        (Zip Code)

                   Issuer's Telephone Number: (212) 943-5200


Check whether the issuer (1) filed all reports required to be filed by Section13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.    YES [_]     NO [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: There were 2,703,276 shares of the Registrants Common Stock issued and outstanding as of July 31, 1999.

                                      Index



                                                                           Page
PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheet (unaudited) at June 30, 1999             2

         Consolidated Statements of Operations (unaudited) for the Six
         months ended June 30, 1999 and 1998                                 3

         Consolidated Statements of Operations (unaudited) for the Three
         Months ended June 30, 1999 and 1998                                 4

         Consolidated Statements of Cash Flows (unaudited) for the Six
         months ended June 30, 1999 and 1998                                 5

         Notes to Consolidated Financial Statements (unaudited)              6

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                               7


PART II.  OTHER INFORMATION                                                  8

PART III. SIGNATURES                                                         9

                                 E*twoMEDIA.com
                      (Formerly Nerox Holding Corporation)
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)
                                  June 30, 1999

Assets
Current Assets:
 Cash                                                           $        2,777
                                                                --------------
 Total Assets                                                   $        2,777
                                                                ==============
Liabilities and Stockholders' Equity
Current Liabilities
 Accrued Expenses                                               $       55,000


 Total Current Liabilities                                              55,000
                                                                --------------
 Stockholders' Equity
  Common stock, par value $.004167; shares authorized
    12,000,000, issued and outstanding 2,703,276
    (net of 4,507 treasury shares)                                      11,265
  Additional paid-in capital                                        13,770,772
  Accumulated deficit                                              (13,834,260)
                                                                --------------
 Net Stockholders' equity                                              (52,223)
                                                                --------------
 Total Liabilities and Stockholders' Equity                     $        2,777
                                                                ==============

               See accompanying notes to the financial statements.

                                 E*twoMEDIA.com
                      (Formerly Nerox Holding Corporation)
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)



                                                                For the Six Months Ended June 30,

                                                                   1999                 1998
                                                             --------------        --------------
Revenues

 Oil and gas sales                                           $            -        $       37,665
                                                             --------------        --------------
Cost and expenses

 Oil and gas costs                                                        -                12,454
 Coal mine costs                                                          -                17,039
 General and administrative                                         258,521               520,563
 Interest                                                                 -                21,520
 Depletion                                                                -                16,236
                                                             --------------        --------------
                                                                    258,521               587,812
                                                             --------------        --------------
Net Loss                                                     $     (258,521)       $     (550,147)
                                                             ==============        ==============

Basic and diluted net loss per common share                  $        (0.19)       $        (0.07)
                                                             ==============        ==============

Basic and diluted weighted average number
 of common shares outstanding                                     1,391,661             7,967,082
                                                             ==============        ==============







               See accompanying notes to the financial statements.

                                 E*twoMEDIA.com
                      (Formerly Nerox Holding Corporation)
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                              For the Three Months Ended June 30,

                                                                   1999                 1998
                                                             --------------        --------------
Revenues

 Oil and gas sales                                           $            -        $       41,245
                                                             --------------        --------------
Cost and expenses

 Oil and gas costs                                                        -                     -
 Coal mine costs                                                          -                     -
 General and administrative                                         190,318                40,245
 Interest                                                                 -                11,062
 Depletion                                                                -                 8,118
                                                             --------------        --------------
                                                                    190,318                59,425
                                                             --------------        --------------
Net Loss                                                     $     (190,318)       $      (18,180)
                                                             ==============        ==============

Basic and diluted net loss per common share                  $        (0.14)       $        (0.00)
                                                             ==============        ==============
Basic and diluted weighted average number
 of common shares outstanding                                     1,391,661             7,967,082
                                                             ==============        ==============







               See accompanying notes to the financial statements.

                                 E*twoMEDIA.com
                      (Formerly Nerox Holding Corporation)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                               For the Six Months Ended June 30,

                                                                   1999                 1998
                                                             --------------        --------------
Cash flows from operating activities:
 Net Loss                                                    $     (258,521)       $     (550,147)
 Adjustments to reconcile net loss to net cash
 used by operating activities
                                                                          -
 Depletion                                                                -                 8,118
 Disposition of Fixed Assets                                              -
 Increase (decrease) in liabilities
  Accounts payable                                                        -                18,353
  Accrued expenses                                                  (50,000)               10,458
                                                             --------------        --------------
 Net cash used by operating activities                             (308,521)             (513,218)
                                                             --------------        --------------
Cash flows from financing activities
 Proceeds from notes payable                                         10,000                85,000
 Issuance of common stock                                            10,598               400,000
 Additional Paid In Capital                                         290,700                     -
                                                             --------------        --------------
 Net cash provided by financing activities                          311,298               485,000
                                                             --------------        --------------
Net increase (decrease) in cash                                       2,777               (28,218)
                                                             --------------        --------------
Cash, and cash equivalents, beginning of period                           -                     -
                                                             --------------        --------------
Cash, and cash equivalents, end of period                    $        2,777        $      (28,218)
                                                             ==============        ==============
Supplemental disclosure of cash flow activities:
 Cash paid for interest                                      $            -        $            -
                                                             ==============        ==============
Non-cash investing and financing transactions
 Dividends in arrears                                        $            -        $       39,650
                                                             ==============        ==============




               See accompanying notes to the financial statements.

Note A - Basis of presentation

         The accompanying unaudited financial statements of E*twoMEDIA.com (Formerly Nerox Energy Corporation) (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the Six Months ended June 30, 1999 are not necessarily indicative of the results for any future period. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 1998.

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

         Due to recurring losses the company currently has no income taxes due. As of June 30, 1999 the Company has a deferred tax asset of $ 0. Due to recurring losses the company has a zero valuation allowance.

ITEM 2 MANAGENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition

Management's plan is to raise additional capital through existing shareholders and, whenever possible, issue common stock for services. There can be no assurance that the Company will be successful in its efforts to obtain additional financing.

Results of Operations

There were no revenues for the second quarter of 1999. This was due to cessation of the company's prior oil, gas and coal operations.

Oil and gas production costs decreased 100% from $178,601 in 1998 due to the cessation of oil and gas production. General and administrative expenses decreased 50% from $520,563 in 1998 to $258,521in 1999 due to lower overhead and administrative expenses. Depletion decreased from $24,354 in 1998 due to the cessation of the company's prior oil, gas and coal operations.

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

Dated:    August 13, 1999                NEROX ENERGY CORPORATION

                                     By: /s/ Daniel Jefferies
                                         ---------------------------------
                                         Daniel Jefferies, Chairman of the Board


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Dated:    August 13, 1999            By: /s/ Michael Cassin
                                         ---------------------------------
                                         Michael Cassin, President