Form 10QSB
period 1999-09-30
E TWOMEDIA COM INC
filed 1999-11-19
CIK 810270

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C., 20549

                                   FORM 10 QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934.

                     For the period ended September 30, 1999

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

STREET 1:                                               c/o Wolf Investments
STREET 2:                                               26 Broadway Suite 1650
CITY:                                                   NEW YORK
STATE:                                                  NY
ZIP:                                                    10004


Issuer's Telephone Number:   (212) 943-5200


Check whether the issuer (1) filed all reports required to be filed by Section13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [_] NO [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: There were 19,703,276 shares of the Registrants Common Stock issued and outstanding as of October 31, 1999.

                                      Index



                                                                           Page
PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheet (unaudited) at September 30, 1999 ..... 2

         Consolidated Statements of Operations (unaudited) for the Nine months ended September 30, 1999 and 1998 ......................... 3

         Consolidated Statements of Operations (unaudited) for the Three
         Months ended September 30, 1999 and 1998 ......................... 4

         Consolidated Statements of Cash Flows (unaudited) for the Nine months ended September 30, 1999 and 1998 ......................... 5

         Notes to Consolidated Financial Statements (unaudited) ........... 6

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations ............................................ 7


PART II.  OTHER INFORMATION ............................................... 8

PART III. SIGNATURES ...................................................... 9

                         Nelson, Mayoka & Company, P.C.

                          CERTIFIED PUBLIC ACCOUNTANTS

                                 551 5TH Avenue
                               New York, New York
                                   10176-0001


                               Tel. (212) 697-7979
                               Fax (212) 697-8997

                                   DIRECT LINE
                         CCOUNTANTS COMPILATION REPORT


To the Board of Directors and Shareholders of E*twoMedia.com

We have compiled the accompanying balance sheet of E*twoMedia.com as of September 30, 1999, and the related statements of income and changes to stockholders equity for the nine months ended September 30, 1999, in accordance with standards established by the American Institute of Certified Public Accountants.

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


Nelson, Mayoka and Company P.C.


Certified Public Accountants
November 18, 1999


                                 E*twoMEDIA.com
                      (Formerly Nerox Holding Corporation)
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)
                               September 30, 1999

Assets
Current Assets:
   Cash ....................................................................   $    (51,527)
   Trade Accounts Receivable ...............................................        372,742
                                                                               ------------

   Total Current Assets ....................................................        321,215
                                                                               ------------

Fixed Assets
   Fixed Assets (Net of Accumulated Depreciation of 15,572) ................         22,702
                                                                               ------------

Other Assets
   Prepaid Expenses ........................................................         45,346
                                                                               ------------

   Total Other Assets ......................................................         45,346
                                                                               ------------

   Total Assets ............................................................   $    389,263
                                                                               ============

Liabilities and Stockholders' Equity
Current Liabilities
   Trade Payables ..........................................................   $    348,465
   Accrued Expenses ........................................................         78,442
                                                                               ------------

   Total Current Liabilities ...............................................        426,907
                                                                               ------------

Other Liabilities
   Deferred Income .........................................................        458,355
   Loan Payable ............................................................        298,972
                                                                               ------------

   Total Other Liabilities .................................................        757,327
                                                                               ------------

   Stockholders' Equity
     Common stock, par value $.001; shares authorized 12,000,000, issued and
       outstanding 19,703,276 (net of 4,507 treasury shares) ...............         19,703
     Additional paid-in capital ............................................     12,916,425
     Accumulated deficit ...................................................    (13,731,099)
                                                                               ------------

   Net Stockholders' equity ................................................       (794,971)
                                                                               ------------

   Total Liabilities and Stockholders' Equity ..............................   $    389,263
                                                                               ============


               See accompanying notes to the financial statements.

                                 E*twoMEDIA.com
                      (Formerly Nerox Holding Corporation)
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                  For the Nine Months
                                                  Ended September 30,

                                                 1999            1998
                                              ------------   -----------

Revenues

   On Line Publishing Sales ...............   $    86,918    $        --
   Oil and gas sales ......................            --         37,665
                                              -----------    -----------

   Total Sales ............................        86,918         37,665
Cost and expenses

   Oil and gas costs ......................            --         12,454
   Coal mine costs ........................            --         17,039
   General and administrative .............       294,827        520,563
   Interest ...............................           267         32,582
   Depreciation ...........................           823
   Depletion ..............................            --         24,354
                                              -----------    -----------

   Total Expenses .........................       295,917        606,992
                                              -----------    -----------
                                              -----------    -----------
Net Loss ..................................   $  (208,999)   $  (569,327)
                                              ===========    ===========


Basic and diluted net loss per common share   $     (0.04)   $     (0.07)
                                              ===========    ===========

Basic and diluted weighted average number
   of common shares outstanding ...........     5,556,664      8,492,675
                                              ===========    ===========




               See accompanying notes to the financial statements.

                                 E*twoMEDIA.com
                      (Formerly Nerox Holding Corporation)
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)


                                                  For the Three Months
                                                   Ended September 30,

                                                 1999            1998
                                              -----------    -----------

Revenues

   On Line Publishing Sales ...............   $    86,918    $        --
   Oil and gas sales ......................            --             --
                                              -----------    -----------

   Total Sales ............................        86,918             --

Cost and expenses

   Oil and gas costs ......................            --             --
   Coal mine costs ........................            --             --
   General and administrative .............        36,306             --
   Interest ...............................           267         11,062
   Depreciation ...........................           823
   Depletion ..............................            --          8,118
                                              -----------    -----------
                                              -----------    -----------
                                                   37,396         19,180
                                              -----------    -----------
Net Loss ..................................   $   (37,396)   $   (19,180)
                                              ===========    ===========


Basic and diluted net loss per common share   $     (0.01)   $     (0.00)
                                              ===========    ===========

Basic and diluted weighted average number
   of common shares outstanding ...........     5,556,664      8,492,675
                                              ===========    ===========



               See accompanying notes to the financial statements.

                                 E*twoMEDIA.com
                      (Formerly Nerox Holding Corporation)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)




                                                     For the Nine Months
                                                     Ended September 30,

                                                     1999          1998
                                                   ---------    ---------

Cash flows from operating activities:
   Net Loss ....................................   $(208,999)   $(569,327)
   Adjustments to reconcile net loss to net cash
   used by operating activities
                                                   ---------    ---------
   Depletion ...................................          --       24,354
   Depreciation ................................         823           --
   (Increase) decrease in assets ...............          --
   Accounts Receivable .........................    (372,742)          --
   Fixed Assets ................................     (23,525)          --
   Prepaid Expenses ............................     (45,346)          --
   Disposition of Fixed Assets .................          --           --
   Increase (decrease) in liabilities ..........          --           --
     Accounts payable ..........................     348,465       18,860
     Accrued expenses ..........................     (26,558)      32,582
     Other Liabilities .........................     757,327           --
                                                   ---------    ---------

   Net cash used by operating activities .......     429,445     (493,531)
                                                   ---------    ---------

Cash flows from financing activities
   Proceeds from notes payable .................      10,000       85,000
   Issuance of common stock ....................      19,036      400,000
   Additional Paid In Capital ..................    (510,007)          --
                                                   ---------    ---------

   Net cash provided by financing activities ...    (480,971)     485,000
                                                   ---------    ---------

Net increase (decrease) in cash ................     (51,527)      (8,531)
                                                   ---------    ---------

Cash, and cash equivalents, beginning of period           --        8,531
                                                   ---------    ---------

Cash, and cash equivalents, end of period ......   $ (51,527)   $      --
                                                   =========    =========

Supplemental disclosure of cash flow activities:
   Cash paid for interest ......................   $     267    $      --
                                                   ---------    ---------

Non-cash investing and financing transactions
   Dividends in arrears ........................   $      --    $  39,650
                                                   ---------    ---------



               See accompanying notes to the financial statements.

Note A - Basis of presentation

         The accompanying unaudited financial statements of E*twoMEDIA.com (Formerly Nerox Energy Corporation) (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the Nine Months ended September 30, 1999 are not necessarily indicative of the results for any future period. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 1998.

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

         Due to recurring losses the company currently has no income taxes due. As of September 30, 1999 the Company has a deferred tax asset of $ 0. Due to recurring losses the company has a zero valuation allowance.

ITEM 2 MANAGENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition

Management's plan is to raise additional capital through existing shareholders and, whenever possible, issue common stock for services. There can be no assurance that the Company will be successful in its efforts to obtain additional financing.

Results of Operations

Revenues for the Third Quarter 1999 are a direct result of the acquisition of FPS Ltd. $86,918 represents publishing income received by E*twoMedia since the acquisition.

Oil and gas production costs decreased 100% from $29,493 in 1998 due to the cessation of oil and gas production. General and administrative expenses decreased 43% from $520,563 in 1998 to $294,827 1999 due to lower overhead and administrative expenses. Depletion decreased from $24,354 in 1998 due to the cessation of the company's prior oil, gas and coal operations.

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

Not applicable

ITEM 7  EXHIBITS AND REPORTS ON FORM 8-K

On February 9, 1999 E*twoMEDIA filed an 8-K reporting the engagement of Nelson, Mayoka & Company as its new independent accountant.

On March 30, 1999 E*twoMedia filed an S-8 reporting the issuance of 955,000 shares of Common stock to individuals as compensation for services performed.

On August 31, 1999 E*twoMedia filed an 8-K reporting the Completion of the acquisition of FPS Ltd.

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

Dated:    November 19, 1999         E*twoMedia.com

                                    By:
                                       ---------------------------------------
                                       Daniel Jefferies, Chairman of the Board


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Dated:    November 19, 1999         By:
                                       ---------------------------------------
                                       Daniel Jefferies, Chairman of the Board