Form 10-K
period 1999-12-31
E TWOMEDIA COM INC
filed 2000-05-24
CIK 810270

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-KSB

             [X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                      SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999 Commission File Number: 0-18049

                                 E*twoMedia.com
                       (Formerly Nerox Energy Corporation)

            Nevada                                          91-1317131
(State or other jurisdiction of                           (IRS Employer
incorporation or organization)                          Identification No.)

          67 Brompton Road
              London,                                         SW31DB
(Address of principal executive offices)                   (Zip Code)


Issuer's Telephone Number:                              44-020-7225-3113

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

State issuer's revenues for its most recent fiscal year:  $556,019.


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: There were 22,703,276 shares of the Registrants Common Stock issued and outstanding as of April 30, 2000.

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

Recent Transactions

The Company acquired FPS a United Kingdom based
company.  These transactions are described in Note 3 to the financial statements
included   in  this  Report  and  are   referred  to  herein  as  the   "Pending
Transactions."

E*twoMedia.com, Inc. has acquired a stake in PeopleBank, one of the UK's largest online recruitment companies.

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

Insurance Coverage

None

Employees

As of April 30,2000, the Registrant had 5 employees. Currently, the Registrant is charged for office space and clerical staff time through the offices of Daniel Jefferies, President and CEO.

ITEM 2  DESCRIPTION OF PROPERTIES

None

ITEM 3 LEGAL PROCEEDINGS



ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5 MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

High and Low Bid

The following table sets forth the high and low bid prices of the Common Stock of the Registrant in the over-the-counter market (OTC Bulletin Board) by quarter in 1998 and 1999. The information was provided by the market-maker in the Registrant's stock and statistical reports by the NASD. Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                  Mar 1998       Jun 1998          Sep 1998          Dec 1998

   High           11/20            2/5               1/8               1/40
   Low            .7/25            2/25              1/25              7/50

                  Mar 1999       Jun 1999           Sep 1999         Dec 1999

    High           6 3/4           7                 6 1/4             2 3/8
    Low            2               3 1/8             1 3/4             1



Holders

At the date of this filing there are approximately 439 holders of the Common Stock of the Registrant.

Dividends

The Company has paid no dividends on its common stock and for the foreseeable future has no plans to pay dividends. The Preferred shareholders elected to convert accrued dividends into common stock in 1999.

ITEM 6 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following review of operations should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included elsewhere in this document.

1999 compared to 1998

Total revenues from resulted from on-line publishing in 1999, which amounted to $556,019. In 1998 there were no on-line publishing sales due to the fact that the Company had changed its business plan. Management was disappointed with revenues less then expected compounded by increased pressure on margins. Exceptional costs due to the merger and fund raising for expansion further impacted this year's results. Management is in the process of developing other product lines to compliment its existing guide business and capitalize on our growing experience in the e-commerce arena. Further acquisitions are planned for the year 2000.

Liquidity and Capital Resources

At December 31, 1999, the Company had current liabilities totaling $783,964 and current assets of $247,179 for a working capital deficit of $536,785 due primarily to professional fees accrued relating to the reorganization of the company at the end of 1999 and compensated for in cash payments and in the form of stock issued to the individuals listed in item 11.

Inflation

Inflation during the year ended December 31, 1999 has had little effect on the Company's capital costs and results of operations.

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

Daniel Jefferies    35     Chief Executive Officer/Director     May 10, 1999

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

ITEM 10  EXECUTIVE COMPENSATION

During the fiscal year ended December 31, 1999, none of the Officers or Directors of the Company had compensation with the exception of payments to Daniel Jefferies in the amount of approximately $130,000.

ITEM 11  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of April 30, 2000 as to each person who is known to the Registrant to be the beneficial owner of more than 5% of the common stock of the Registrant, and as to the security ownership of each Director of the Registrant and all Officers and Directors of the Registrant as a group. Except where specifically noted, each person listed in the table has sole voting and investment power in the shares listed.

Name and Address                Number of Shares            Percent of
Of Beneficial Owner             Beneficially Owned          Shares Outstanding

Daniel Jefferies                   17,000,000                 74.90%
67 Brompton Road
London, SW31DB

(1) A person is deemed to be the beneficial owner of securities than can be acquired by such person within 60 days from April 30, 2000 upon the exercise of warrants or options. Each beneficial owner's percentage ownership is determined by assuming that options or warrants that are held by such person (but not those held by any other person) and which are exercisable within 60 days from May 12,1999 have been exercised.

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

On March 22,1999 the company filed an 8K reporting the Amendment of Article 4 of the Articles of Incorporation, which superseded the Amendment of the Articles of Incorporation file on an 8K on April 26, 1998 increasing the shares outstanding to 12,000,000. On August 10,1999 the company filed an 8K reporting the Amendment of Article 4 of the Articles of Incorporation, which superseded the Amendment of the Articles of Incorporation file on an 8K on April 26, 1998 increasing the shares outstanding to 50,000,000.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 22, 2000                             E*TWOMEDIA.COM
                                                By: /s/ Daniel Jefferies
                                                -----------------------------
                                                Daniel Jefferies, President and
                                                Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Dated: May 22, 2000                             By: /s/ Daniel Jefferies
                                                -----------------------------
                                                Daniel Jefferies, President and
                                                Secretary

                              E*twoMedia.com, Inc.
                                December 31, 1999

                                                                          Page

Independent Auditors Report ............................................   1


Financial Statements

         Balance Sheet .................................................   2

         Statement of Operations .......................................   3

         Statement of Cash Flows .......................................   4


Notes to Financial Statements ..........................................   5-10

                         Nelson, Mayoka & Company, P.C.

                          CERTIFIED PUBLIC ACCOUNTANTS
                                 551 5TH Avenue
                               New York, New York
                                   10176-0001
                               Tel. (212) 697-7979
                               Fax (212) 697-8997
                                   DIRECT LINE






                           INDEPENDENT AUDITORS REPORT

Board of Directors
E*twoMedia.com, Inc.
New York, New York

We have audited the accompanying statement of financial condition of E*twoMedia.com, Inc. as of December 31, 1999 and the related statements of income, changes in stockholders equity, cash flows, and changes in liabilities subordinated to claims and general creditors for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating, the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of E*twoMedia.com, Inc. as of December 31, 1999, and the results of operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company is a development stage enterprise. The lack of sufficient working capital to operate as of December 31, 1999 raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are described in Note 4. the financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Nelson, Mayoka and Company, PC

CERTIFIED PUBLIC ACCOUNTANTS

New York, New York
May 19, 2000


                                 E*twoMEDIA.com

                           CONSOLIDATED BALANCE SHEET
                                December 31, 1999

Assets
Current Assets:

        Cash ..........................................................................   $    (54,530)
        Trade Accounts Receivable .....................................................        145,538
        Other Receivables .............................................................        156,587

        Total Current Assets ..........................................................        247,596

Fixed Assets

        Fixed Assets (Net of Accumulated Depreciation of 18,581) ......................         18,900

Other Assets

        Investment ....................................................................      1,070,682
        Work in Progress ..............................................................         62,832

        Total Other Assets ............................................................      1,133,514

        Total Assets ..................................................................   $  1,400,010

Liabilities and Stockholders' Equity
Current Liabilities

        Trade Payables ................................................................   $    475,163
        Accrued Expenses ..............................................................        286,110
        Other Expenses ................................................................         76,331

        Total Current Liabilities .....................................................        837,604

Other Liabilities

        Deferred Income ...............................................................        375,123
        Loan Payable ..................................................................      1,931,331

        Total Other Liabilities .......................................................      2,306,454

        Stockholders' Equity

                Common stock, par value $.001; shares authorized 50,000,000, issued and
                        outstanding 19,703,276 (net of 4,507 treasury shares) .........         19,703
                Additional paid-in capital ............................................     13,762,334
                Accumulated deficit ...................................................    (15,526,503)

        Net Stockholders' equity ......................................................     (1,744,466)

        Total Liabilities and Stockholders' Equity ....................................   $  1,399,593


               See accompanying notes to the financial statements.


                                 E*twoMEDIA.com
                             Statement of Operations
                                December 31, 1999




Revenues

        On Line Publishing Sales ..........   $   556,019
        Oil and gas sales .................          --

        Total Sales .......................       556,019

Cost and expenses

        General and administrative ........     1,665,998
        Depreciation ......................         4,138

        Total Expenses ....................     1,670,136

Net Loss ..................................   $(1,114,117)


Basic and diluted net loss per common share   $     (0.20)

Basic and diluted weighted average number
        of common shares outstanding ......     5,556,664








               See accompanying notes to the financial statements.

                                 E*twoMEDIA.com

                      (Formerly Nerox Holding Corporation)
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)






                                                   For the Three Months
                                                    Ended September 30,
                                                   1999            1998

Revenues

        On Line Publishing Sales ..........   $    86,918    $      --
        Oil and gas sales .................          --             --

        Total Sales .......................        86,918           --

Cost and expenses

        Oil and gas costs .................          --             --
        Coal mine costs ...................          --             --
        General and administrative ........        36,306           --
        Interest ..........................           267         11,062
        Depreciation ......................           823
        Depletion .........................          --            8,118
                                                   37,396         19,180
Net Loss ..................................   $   (37,396)   $   (19,180)


Basic and diluted net loss per common share   $     (0.01)   $     (0.00)

Basic and diluted weighted average number
        of common shares outstanding ......     5,556,664      8,492,675









               See accompanying notes to the financial statements.

                                 E*twoMEDIA.com

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      For the Year Ended December 31, 1999




Cash flows from operating activities:

        Net Loss ....................................   $(1,114,117)
        Adjustments to reconcile net loss to net cash used by operating activities

        Depreciation ................................         4,138
        Notes Receivable ............................       (10,000)
        Accounts Receivable .........................      (145,538)
        Other Receivables ...........................      (156,587)
        Accounts payable ............................       475,163
        Accrued expenses ............................       181,110
        Work in Progress ............................       (62,832)
        Other Payables ..............................       (76,331)
        Deferred Income .............................      (375,123)
        Loans Payable ...............................     1,931,331

        Net cash used by operating activities .......       651,214

Cash flows from investing activities:

        Investment - Peoples Bank ...................    (1,070,682)

        Net cash used by investing activities .......    (1,070,682)

Cash flows from financing activities
        Proceeds from notes payable .................        10,000
        Issuance of common stock ....................        19,036
        Additional Paid In Capital ..................       335,902

        Net cash provided by financing activities ...       364,938

Net increase (decrease) in cash .....................       (54,530)

Cash, and cash equivalents, beginning of period .....          --

Cash, and cash equivalents, end of period ...........   $   (54,530)
Supplemental disclosure of cash flow activities:

        Cash paid for interest ......................   $      --

Non-cash investing and financing transactions
        Dividends in arrears ........................   $      --






               See accompanying notes to the financial statements.

                                 E*TWOMEDIA.COM

                          Notes to Financial Statements

                                December 31, 1999


Note - 1 The Company and Summary of Significant Accounting Policies

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

As of August 31, 1999, E*twoMedia.com acquired all of the issued and outstanding shares of common stock of Free Publishing Services Limited in exchange for an aggregate of 17,000,000 authorized but unissued shares of the common stock, $.001 par value, of E*twomedia.com. Free Publishing Services Limited engages in the activity of organizing the production of advertising brochures for companies in newspapers.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

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

Due to the Company's net operating losses in the fiscal years ended December 31, 1999, 1998 and 1997 of $1,114,117, $1,815,507 and $1,008,784 respectively, there are no income taxes currently due. Due to recurring losses the company has a zero valuation allowance.

Foreign Currency Translation

The financial position and results of operations of foreign divisions are measured using the currency of the respective countries as the functional currency. Assets and liabilities are translated into the reporting currency (U.S. Dollars) at the foreign currency exchange rate in effect at the balance sheet date, while revenues and expenses for the year are translated at the average exchange rate in effect during the year. Translation gains and losses are not included in determining net income or loss but are accumulated and reported in stockholders' equity, as a component of other comprehensive income, on a net of tax basis.

Goodwill

Goodwill arose on the transfer of the trade, assets and liabilities of Daniel Jefferies trading as Free Publishing Services and amounted to the difference between the fair market value of the consideration paid and the fair market value of the assets and liabilities acquired. It was capitalized and was being amortized through the profit and loss account over the directors useful economic life of 10 years. An impairment review was carried out and resulted in the write off of the total unamortized amount of goodwill.

Revenue Recognition

On-line publishing sales represents sales to outside customers at invoiced amounts less value added tax. Sales are recognized in the period in which the promotion first appeared in the newspaper.

Work in Progress

Work in progress represents costs invoiced prior to the period end for promotions which appear in the newspaper post period end.

Deferred Income

Deferred income represents sales invoiced prior to the period end for promotions which appear in the newspaper post period end.

Property and Equipment

Property and equipment are carried at cost, less accumulated depreciation and amortization. Depreciation and amortization are calculated using the straight-line method over the useful life of the related assets ranging form 3 to 5 years. Repair and maintenance costs are charged to expense when incurred. When assets are sold or retired, the cost and the related accumulated depreciation are removed form the accounts, and any gain or loss is included in operations.

Investments

The Company's investments are comprised of 11,696 shares of the common stock of PeopleBank The Employment Network. The investment in PeopleBank The Employment Network was purchased via loans made to the Company by related third parties.

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

Fair value of financial instruments

The fair value of financial instruments, consisting principally of notes payable, is based on interest rates available to the Company and comparison to quoted prices. The fair value of these financial instruments approximated carrying value. Fair values are based on quoted market prices and assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates reflecting varying degrees of perceived risk. Based on borrowing rates currently available to the Company with similar terms, the carrying value of long-term debt and capital lease obligations approximate fair value.

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

Note - 2 Accrued Expenses

Accrued expenses include related publishing job costs incurred aggregating $232,470.

Note - 3 Stockholders' equity

The company declared on November 20, 1998 a reverse 1 for 125 stock split effective December 4, 1998.

On April 20, 1995, the Company's board of directors authorized two classes of no par value preferred stock: Class A, 100,000 shares of 10% cumulative, non-voting convertible preferred stock, and Class B, 100,000 shares of non-convertible, non-voting shares. The Company amended its bylaws to combine the two classes of stock to one class of 200,000 shares of cumulative, convertible, non-voting preferred stock on April 20, 1996. After one year, the shares are convertible into common shares on a one for one basis at the option of the holder. The Company issued 70,709 shares of preferred stock in 1995 for cash of $495,000. In late 1997, in order to induce conversion due to the inability to pay dividends, the Company offered to convert shares at 7 to 1.

The company in December of 1998, converted all the remaining shares of preferred stock for 70,714 shares of post reverse common stock.

The Company in March of 1998 issued 3,200,000 shares of common stock for compensation of services.

The Company in December of 1998 converted $1,274,550 of debt into 10,196 shares of post reverse common stock.

On September 1, 1999 a majority of the E*twoMedia.com, Inc.'s shareholders authorized the amendment to the Company's Certificate of Incorporation to increase the number of shares the company authorized to issue from 12,000,000 shares of common stock, par value $0.001, to 50,000,000 shares of common stock, par value $0.001.

Note - 4 Income taxes

Due to the Company's net operating losses in the fiscal years ended December 31, 1999, 1998 and 1997 of $1,114,117, $1,815,507 and $1,008,784 respectively, there are no income taxes currently due. Due to recurring losses the company has a zero valuation allowance.

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

The Company has a Federal net operating loss carryforward of $3,938,408 that may be offset against future taxable income.

The Company's deferred tax benefit, which has been offset entirely by a valuation allowance, is comprised of the following at December 31, 1999:

                                                  1999

Loss carryforwards                            $ 3,938,408

Applicable tax rate                                    34%
                                              -----------
                                                1,339,059

Valuation allowance                            (1,339,059)
                                              -----------
                                              $         -
                                              ===========

Note - 5 Property and Equipment

Property and equipment are carried at cost, less accumulated depreciation and amortization. As of December 31, 1999 the amounts were as follows:

                                     Accumulated          Net
                       Cost          Depreciation        Basis

Computer Equipment   $ 8,880          $ 4,833          $ 4,046

Motor Vehicles ...    18,128           11,992            6,136

Office Equipment .    10,473            1,755            8,718
                     -------          -------          -------
Totals ...........   $37,481          $18,580          $18,900
                     =======          =======          =======

Note - 6 Basic and diluted net loss per share

The following table illustrates the required disclosure of the reconciliation of the numerators and denominators of the basic and diluted earnings per share computations.

                                                           December 31,
                                                               1999

Basic and diluted earnings per share:

Numerator

Net loss ...............................................   ($1,114,117)
Denominator
Basic and diluted weighted average number
of common shares
outstanding during the period ..........................     8,417,498

Basic and diluted net loss per share....................     $   (0.13)


Note - 7 Going concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. As shown in the financial statements, the Company has incurred a net loss of $1,114,117 during the year ended December 31, 1999 and, as of that date, had a working capital deficiency of approximately $95,000. Additional capital infusion is necessary to continue general and administrative operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management is currently seeking new business opportunities.