Form 10QSB
period 2000-03-31
E TWOMEDIA COM INC
filed 2000-06-08
CIK 810270

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C., 20549

                                   FORM 10 QSB

[X] QUARTERLY  REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  AND EXCHANGE
    ACT OF 1934.

                       For the period ended March 31, 2000

                                       OR

[ ] TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR 15(d) OF THE  SECURITIES
    EXCHANGE ACT OF 1934.

               For the transition period from_______to___________

                         Commission File Number: 0-18049

                                 E*twoMEDIA.com
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Nevada                                          91-1317131
-------------------------------                         ------------------
(State or other jurisdiction of                            (IRS Employer
 incorporation or organization)                         Identification No.)

           67 Brompton Road
           London, SW31DB
          ------------------------------------------------------
          (Address of principal executive offices)    (Zip Code)

Issuer's Telephone Number:   (212) 590-2173


Check whether the issuer (1) filed all reports required to be filed by Section13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [_] NO [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: There were 29,671,840 shares of the Registrants Common Stock issued and outstanding as of April 30, 2000.

                                      Index

                                                                            Page

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

1.       Balance Sheet (unaudited) at March 31, 2000                         4

2.       Statements of Operations (unaudited) for the Three
         months ended March 31, 2000 and 1999                                5

3.       Statements of Cash Flows (unaudited) for the Three
         months ended March 31, 2000 and 1999                                6

4.       Notes to Financial Statements (unaudited)                           7

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                               8


PART II.  OTHER INFORMATION                                                  8

PART III. SIGNATURES                                                         9

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

                                   10176-0001

                               Tel. (212) 697-7979
                               Fax (212) 697-8997
                                   DIRECT LINE

                         ACCOUNTANTS COMPILATION REPORT


To the Board of Directors and Shareholders of E*twoMedia.com

We have compiled the accompanying balance sheet of E*twoMedia.com as of March 31, 2000, and the related statements of income and changes to stockholders equity for the three months ended March 31, 2000, in accordance with standards established by the American Institute of Certified Public Accountants.

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

Nelson, Mayoka and Company P.C.


Certified Public Accountants
May 25, 2000

                                 E*twoMEDIA.com

                      (Formerly Nerox Holding Corporation)
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)
                                 March 31, 2000

Assets
Current Assets:
 Cash                                                       $   (47,335)
 Trade Accounts Receivable                                      263,175
 Other Receivables                                                6,265
                                                            -----------
 Total Current Assets                                           222,106
                                                            -----------
Fixed Assets (Net of Depreciation of $18,581)                    16,432
                                                            -----------
Other Assets

 Investment                                                   1,070,682
 Work in Progress                                               142,979
                                                            -----------
 Total Other Assets                                           1,213,661

Total Assets                                                $ 1,452,199
                                                            ===========
Liabilities and Stockholders' Equity
Current Liabilities

 Trade Payables                                             $   662,726
 Accrued Expenses                                               326,607
 Other Payables                                                  52,388
                                                            -----------
Total Current Liabilities                                     1,041,721
                                                            -----------
Other Liabilities

 Deferred Income                                                305,280
 Loans Payable                                                1,921,172
                                                            -----------
Total Other Liabilities                                       2,226,452
                                                            -----------
Stockholders' Equity

 Common stock, par value $.004167; shares
 authorized 50,000,000, issued and outstanding 29,501,840
(net of 4,507 treasury shares)                                   19,703
 Additional paid-in capital                                  13,762,334
 Accumulated deficit                                        (15,598,012)
                                                             -----------
 Net Stockholders' equity                                    (1,815,975)
                                                             -----------
 Total Liabilities and Stockholders' Equity                  $1,452,199
                                                             ===========

               See accompanying notes to the financial statements.

                                 E*twoMEDIA.com

                      (Formerly Nerox Holding Corporation)
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                        For the Three Months Ended March 31,
                                        -----------------------------------
                                              2000             1999
                                           ---------        ---------
Revenues

  Oil and gas sales                       $        -        $       -
  On Line Publishing Sales                   490,307                -
                                           ---------        ---------
Total Sales                                  490,307                -
                                           ---------        ---------
Cost and expenses
  General and administrative                 569,260           68,203
  Depreciation                                 2,213               -
                                           ---------        ---------
                                             571,473           68,203
                                           ---------        ---------
 Net Loss                                 $  (81,166)      $ ( 68,203)
                                           =========        =========

Basic and diluted net loss
  per common share                        $   (0.003)      $    (0.09)
                                           =========        =========

Basic and diluted weighted average number
  of common shares outstanding
                                          26,502,558          746,682
                                          ==========        =========

              See accompanying notes to the financial statements.

                                 E*twoMEDIA.com

                      (Formerly Nerox Holding Corporation)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                   For the Three Months Ended March 31,

                                                2000             1999
                                             ---------        ---------
Cash flows from operating activities:
  Net Loss                                  $ (81,166)       $ ( 68,203)
  Adjustments to reconcile net loss to
  net cash used by operating activities
  Depreciaiton                                  2,213                 -
  Issuance of common stock                          -           141,638
  Increase (decrease) in liabilities                -           (80,000)
  Increase in Accounts Receivable            (117,637)                -
  Decrease in Other Receivables               150,322                 -
  Increase in Accounts Payable                187,563                 -
  Increase in Accrued Expenses                (40,497)                -
  Increase in Work in Progress                (80,147)                -
  Decrease in Other Payables                  (72,723)                -
  Decrease in Deferred Income                  69,843                 -
  Decrease in Loans Payable                   (10,159)                -
                                            ---------         ---------
Net cash used by operating activities           7,612            (6,565)
                                            ---------         ---------

Cash flows from financing activities
  Proceeds from notes payable                       -            10,000

                                            ---------         ---------
  Net cash provided by financing activities         -            10,000
                                            ---------         ---------
Net increase (decrease) in cash                 7,612             3,435
                                            ---------         ---------
Cash, and cash equivalents, beginning of
Period                                        (54,947)                -
                                             --------         ---------
Cash, and cash equivalents, end of period    $(47,335)        $   3,435
                                             ========         =========
Supplemental disclosure of cash
flow activities:
  Cash paid for interest                      $      -        $       -
                                              --------        ---------
Non-cash investing and financing transactions
  Dividends in arrears                        $      -        $       -
                                              --------        ---------


              See accompanying notes to the financial statements.

Note A - Basis of presentation

         The accompanying unaudited financial statements of E*twoMEDIA.com(Formerly Nerox Energy Corporation) (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB.

         Accordingly, they do not include all of the information required by generally accepted accounting principles for complete Financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the Three Months ended March 31, 2000 are not necessarily indicative of the results for any future period. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 1999.

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

Note C - Income Taxes:

         Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the recorded book basis and tax basis of assets and liabilities for financial and income tax reporting. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible then the assets and liabilities are recovered or settled. Deferred taxes are also recognized for operating losses that are available to offset future taxable income and tax credits that are available to offset federal income taxes.

         Due to recurring losses the company currently has no income taxes due. As of March 31, 2000 the Company has a deferred tax asset of $ 0. Due to recurring losses the company has a zero valuation allowance.

ITEM 2  MANAGENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition

Management's plan is to raise additional capital through a European private placement to facilitate the acquisition of Intelligent Card Systems PTS Ltd. and other strategic holdings. Whenever possible the Company will issue common stock for services. There can be no assurance that the Company will be successful in its efforts to obtain additional financing.

Results of Operations

Total revenues from resulted from on-line publishing in the first quarter of 2000, which amounted to $490,307. In 1999 on-line publishing sales were $556,019. Management is in the process of developing other product lines to compliment its existing guide business and capitalize on our growing experience in the e-commerce arena. Further acquisitions are planned for later on in the year 2000.

PART II
OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS

The Company has no contingent liabilities resulting from litigation and claims incident to the ordinary course of business.

ITEM 2   CORPORATE NAME CHANGE

On December 14, 1998 the Board of Directors approved the Amendment to Articles of incorporation to change the name of the Company from Nerox Energy Corporation to E*twoMEDIA.com.

ITEM 3  CHANGES IN SECURITIES

Not applicable

ITEM 4  DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 5  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

ITEM 6  OTHER INFORMATION

Not applicable

ITEM 7  EXHIBITS AND REPORTS ON FORM 8-K
Not applicable

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

Dated:    May 25, 2000             e*twoMedia.com

                                    By:  S/Daniel Jefferies
                                         --------------------------------
                                           Daniel Jefferies, President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Dated:    May 25, 2000              By:  S/Daniel Jefferies
                                         --------------------------------
                                           Daniel Jefferies, President