Form 10QSB
period 2000-06-30
E TWOMEDIA COM INC
filed 2000-08-21
CIK 810270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C., 20549

FORM 10 QSB

[X]QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES AND
   EXCHANGE ACT OF 1934.

For the period ended June 30, 2000

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

          For the transition period from____________to___________________

                           Commission File Number: 0-18049

                                       E*twoMEDIA.com

                    (Exact name of registrant as specified in its charter)

                                           Nevada

                 (State or other jurisdiction of incorporation or organization)

                               67 Brompton Road London, SW31DB

                       (Address of principal executive offices)(Zip Code)

                          Issuer's Telephone Number:	(212) 590-2173


                                           91-1317131
                               (IRS Employer Identification No.)


Check whether the issuer (1) filed all reports required to be filed by Section l3 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [_] NO [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: There were 29,671,840 shares of the Registrants Common Stock issued and outstanding as of April 30, 2000.

Index

PART I. FINANCIAL INFORMATION

                                                                 Page
Item 1. Financial Statements

1.	Balance Sheet (unaudited) at June 30, 2000	2
2.	Statements of Operations (unaudited) for the Three
	months ended June 30, 2000 and 1999	2
3.	Statements of Cash Flows (unaudited) for the Six
	months ended June 30, 2000 and 1999	3
4.	Notes to Financial Statements (unaudited)	4

Item 2.	Management's Discussion and Analysis of Financial Condition and
	Results of Operations	4


PART II.	OTHER INFORMATION	4

PART III.          SIGNATURES	5


2

E*twoMEDIA.com
(Formerly Nerox Holding Corporation)
CONSOLIDATED BALANCE SHEET
                                           (UNAUDITED)
                                          June 30,2000


Assets
	Current Assets:
		Cash			$	  5,792
		Trade Accounts Receivable				 93,157
		Other Receivables				 62,022

Total Current Assets			    160,971
Fixed Assets (Net of Depreciation of $21,612)			13,504

Other Assets
Investment	641,706
Work in Progress	103,665

	Total Other Assets	745,371
Total Assets	$919,846

Liabilities and Stockholders' Equity
Current Liabilities

	Trade Payables	$	667,767
	Accrued Expenses		143,894
Other Payables		10,189
Total Current Liabilities		821,850

Other Liabilities

	Deferred Income		158,550
	Loans Payable		1,671,425
Total other Liabilities		1,829,975
Stockholders' Equity
	Common stock, par value $.001; shares
	authorized 50,000,000, issued and outstanding 29,501,840
	(net of 4,507 treasury shares)		22,703
	Additional paid-in capital		13,762,334
	Accumulated deficit		        (15,664,017)
	Net Stockholders' equity		(1,731,980)

Total Liabilities and Stockholders' Equity	   $919,846

See accompanying notes to the financial statements.

E*twoMEDIA.com
(Formerly Nerox Holding Corporation)
CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)
For the Three Months Ended June 30,
                              2000             1999
                              ---------	     --------

Revenues

Oil and gas sales	 $	-	      $	-
On Line Publishing Sales	        162,667		-

             ------------		---------
Total Sales		        162,667		-
			---------		-------




3
Cost and expenses
   General and administrative           257,486        190,318
	Interest			 11,982
	Depreciation			  1,990		   -
					---------------------------------		 									 271,458		190,318
					---------		--------
	Net Loss	                  $(271,458)	    $(190,318)

Basic and diluted net loss
	per common share		         $(0.004)       $(0.14)

Basic and diluted weighted average number
of common shares outstanding
		                 		 28,001,840     1,391,661

See accompanying notes to the financial statements.

E*twoMEDIA.com
(Formerly Nerox Holding Corporation)
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)
For the Six Months Ended June 30,
                                             000           1999
						 ---------   ------
Cash flows from operating activities:

			---------	--------
Net cash used by operating activities		60,322	(308,521)
		---------	--------
Cash flows from financing activities
	Proceeds from notes payable		-	10,000
  	Issuance of common stock			10,598
	Additional paid in capital			290,700
			---------	--------
Net cash provided by financing activities	-	311,298
			---------	--------
Net increase (decrease) in cash		         60,322	2,777
			---------	--------
Cash, and cash equivalents, beginning of
Period						(54,530)	-
			--------	--------

Cash, and cash equivalents, end of period	 $5,792	     $	2,777
Supplemental disclosure of cash
flow activities:
	Cash paid for interest		$ -	            $   -
			--------	--------

Non-cash investing and financing transactions

Dividends in arrears			$	-     $   -
			--------		--------

See accompanying notes to the financial statements .

4

Note A - Basis of presentation

The accompanying unaudited financial statements of E*twoMEDIA.com (Formerly Nerox Energy Corporation) the ("Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with theinstructions to Form 10-QSB.

Accordingly, they do not include all of the information required by generally accepted accounting principles for complete Financial statements. In the opinion of management,all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the Three Months ended March 31, 2000 are not necessarily indicative of the results for any future period. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 1999.

Certain prior year amounts have been reclassified to conform to the current year presentation.

Note B - Organization and Business

E*twoMedia.com was incorporated on September 26, 1985 as Gemini Energy Corporationunder the laws of the State of Nevada. On January 28,1994, the Company's name was changed to Nerox Energy Corporation. On April 26,1998 the company name was changed to Nerox Holding Corporation. On December 7, 1998 the company name was changed to E*twoMedia.com.

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

Note C -Income Taxes:

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

Due to recurring losses the company currently has no income taxes due. As of March 31, 2000 the Company has a deferred tax asset of $0. Due to recurring losses the company has a zero valuation allowance.


ITEM 2	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
	AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition

Management's plan is to raise additional capital through a European private placement to facilitate the acquisition of certain business opportunities and other strategic holdings. Whenever possible the Company will issue common stock for services. There can be no assurance that the Company will be successful in its efforts to obtain additional financing.

Results of Operations

Total revenues from resulted from on-line publishing in the second quarter of 2000, which amounted to $162,667. In 1999 on-line publishing sales were $0. Management is in the process of developing other product lines to compliment its existing guide business and capitalize on our growing experience in the e-commerce arena. Further acquisitions are planned for later on in the year 2000.

5
PART II
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

Dated:	August 18, 2000 	               E*twoMedia.com

By:	S/Daniel Jefferies
	-------------------------------
        Daniel Jefferies, President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Dated:	August 18, 2000	By:	S/Daniel Jefferies
			-------------------------------

                               Daniel Jefferies, President