Form 10QSB
period 2000-09-30
E TWOMEDIA COM INC
filed 2000-11-14
CIK 810270

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C., 20549

                                   FORM 10 QSB

[X] QUARTERLY  REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  AND EXCHANGE
    ACT OF 1934.

                       For the period ended September 30, 2000

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

           67 Brompton Road
           London, SW31DB
          ------------------------------------------------------
          (Address of principal executive offices)    (Zip Code)

Issuer's Telephone Number:   011-44-207-225-3300


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

                                      Index

                                                                            Page

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

1.       Balance Sheet (unaudited) at September 30, 2000                     3

2.       Statements of Operations (unaudited) for the Three
         months ended September 30, 2000 and 1999                            4

3.       Statements of Cash Flows (unaudited) for the Three
         months ended September 30, 2000 and 1999                            5

4.       Notes to Financial Statements (unaudited)                           6

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                               7


PART II.  OTHER INFORMATION                                                  7

PART III. SIGNATURES                                                         8

              ETMD


CONSOLIDATED BALANCE SHEET (UNAUDITED)                                $
                                                                 at 30/09/00
                                                                 -----------
Assets

Current Assets

Cash ..........................................................          176

Trade Accounts Receivable .....................................       39,913

Other Receivables .............................................       37,500
                                                                 -----------
Total Current Assets ..........................................       77,589

Fixed Assets (Net of Depreciation of $21,612) .................       11,025

Other Assets

Investment ....................................................      641,706

Work In Progress ..............................................            0
                                                                 -----------
Total Other Assets ............................................      641,706

Total Assets ..................................................      730,320
                                                                 ===========

Liabilities and Stockholders' Equity

Current Liabilities

Trade Payables ................................................      696,957

Accrued Expenses ..............................................        7,300

Other Payables ................................................       10,345
                                                                 -----------
Total Current Liabilities .....................................      714,603

Other Liabilities

Deferred Income ...............................................            0

Loans Payable .................................................      355,425

Total Other Liabilities .......................................      355,425
                                                                 -----------
Stockholders' Equity

Common stock,par value $.004167
shares authorized 50,000,000
issued and outstanding 29,501,840 (net of 4,507
treasury shares) ..............................................       22,703

Additional paid-in capital ....................................   14,994,327

Accumulated deficit ...........................................  -15,356,739
                                                                 -----------
Net Stockholders' equity ......................................     -339,708

Total Liabilities and Stockholders' Equity ....................      730,320

       ETMD


        CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

                                                                                            $           $
                                                                                       9 months     9 months
                                                                                      to Sept 30,  to Sept 30,
                                                                                         2000         1999
                                                                                      ----------   ---------
Revenues

Oil and gas sales ............................................................                             0
On-Line Publishing Sales .....................................................           730,937      86,918

Total Sales ..................................................................           730,937      86,918
                                                                                      ----------   ---------

Costs and expenses

Oil and gas costs ............................................................                             0
Coal mine costs ..............................................................                             0
General and administrative ...................................................           856,410     294,827
Interest .....................................................................            12,371         267
Depletion ....................................................................                 0           0
Depreciation .................................................................             6,096         823
                                                                                      ----------   ---------

                                                                                         874,877     295,917

Extinguishment of Debt .......................................................           234,520           0
                                                                                      ----------   ---------
Net Profit/(Loss) ............................................................            90,580    -295,917
                                                                                      ==========   =========
Basic and diluted net profit/(loss) per common share .........................                 0           0
                                                                                      ==========   =========
Basic and diluted weighted average number
of common shares outstanding .................................................        28,505,489   5,556,664
                                                                                      ==========   =========

       ETMD


        CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

                                                                                           $           $
                                                                                     Three months  Three months
                                                                                      to Sept 30,  to Sept 30,
                                                                                         2000         1999
                                                                                      ----------   ---------
Oil and gas sales ............................................................                             0
On-Line Publishing Sales .....................................................            77,963      86,918
                                                                                      ----------   ---------
Total Sales ..................................................................            77,963      86,918

Costs and expenses

Oil and gas costs ............................................................                             0
Coal mine costs ..............................................................                             0
General and administrative ...................................................            30,066      36,306
Interest .....................................................................               -13         267
Depletion ....................................................................                 0           0
Depreciation .................................................................             1,893         823
                                                                                      ----------   ---------
                                                                                          31,946      37,396

Extinguishment of Debt .......................................................           234,520           0
                                                                                      ----------   ---------
Net Profit/(Loss) ............................................................           280,537     -37,396
                                                                                      ==========   =========
Basic and diluted net profit/(loss) per common share .........................                 0           0
                                                                                      ==========   =========
Basic and diluted weighted average number
of common shares outstanding .................................................        28,505,489   5,556,664

        CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)


                                                                                            $           $
                                                                                      Nine months  Nine months
                                                                                      to Sept 30,  to Sept 30,
                                                                                         2000         1999
                                                                                      ----------   ---------
Cash flows from operating activities:

Net Profit/(Loss) ..................................................................      90,580    -208,999
Adjustments to reconcile net loss to net cash
used by operating activities

Exchange Movements .................................................................    -153,972           0
Depreciation .......................................................................       6,096         823
Issuance of common stock for services ..............................................     150,000           0
Extinguishment of Debt .............................................................     234,520           0
Debt discharged by stockholders ....................................................   1,084,993           0
Purchase of Fixed Assets ...........................................................           0     -23,525
Disposal of Investments ............................................................     428,976           0
Decrease/(Increase) in Accounts receivable .........................................     105,625    -372,742
Decrease/(Increase) in Other receivables ...........................................     119,087     -45,346
Decrease/(Increase) in Accounts payable ............................................     221,794     348,465
(Decrease)/Increase in Accrued expenses ............................................    -278,810     -26,558
Decrease/(Increase) in Work in progress ............................................      62,832           0
(Decrease)/Increase in Other payables ..............................................     -65,986     757,327
(Decrease)/Increase in Deferred Income .............................................    -375,123           0
(Decrease)/Increase in Loans Payable ...............................................   -1,575,906          0
                                                                                      ----------   ---------
Net cash used by operating activities ..............................................      54,706     429,445
                                                                                      ----------   ---------
Cash flows from financing activities
Proceeds from notes payable ........................................................      10,000
Issuance of common stock ...........................................................      19,036
Additional Paid In Capital .........................................................                -510,007
                                                                                      ----------   ---------
Net cash provided by financing activities ..........................................           0    -480,971
                                                                                      ----------   ---------
Net increase (decrease) in cash ....................................................      54,706     -51,526
                                                                                      ----------   ---------
Cash, and cash equivalents , beginning of period ...................................     -54,530           0
                                                                                      ----------   ---------
Cash, and cash equivalents , end of period .........................................         176     -51,526
                                                                                      ==========   =========
Supplemental disclosure of cash flow activities:
Cash paid for interest .............................................................           0         267
                                                                                      ==========   =========
Non-cash investing and financing transactions
Dividends in arrears ...............................................................           0           0
                                                                                      ==========   =========


Note A - Basis of presentation

         The accompanying unaudited financial statements of E*twoMEDIA.com (Formerly Nerox Energy Corporation) (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB.

         Accordingly, they do not include all of the information required by generally accepted accounting principles for complete Financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the Nine Months ended September 30, 2000 are not necessarily indicative of the results for any future period. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 1999.

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

         Due to recurring losses the company currently has no income taxes due. As of September 30, 2000 the Company has a deferred tax asset of $ 0. Due to recurring losses the company has a zero valuation allowance.

ITEM 2  MANAGENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition

Management's  plan is to seek an acquisition candidate.

Results of Operations

The Company has ceased operations and is seeking an acquisition candidate.

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

Dated:    November 14, 2000              e*twoMedia.com

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

Dated:    November 14, 2000         By:  S/Daniel Jefferies
                                         --------------------------------
                                           Daniel Jefferies, President