Form 10KSB
period 2000-12-31
E TWOMEDIA COM INC
filed 2001-05-16
CIK 810270

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-KSB

               [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000 Commission File Number: 0-18049

                               Exus Networks, Inc.
                            (Formerly E*twoMEDIA.com)

            Nevada                                          91-1317131
(State or other jurisdiction of                           (IRS Employer
incorporation or organization)                          Identification No.)

       29 Broadway, Suite 110
        New York, New York                                   10006
(Address of principal executive offices)                   (Zip Code)


Issuer's Telephone Number:                              (212) 514-6122

Securities registered under Section 12(b) of the Exchange Act:

(Title of each class)                (Name of each exchange on which registered)
NONE                                 NONE

         Securities registered under Section 12(g) of the Exchange Act:
                              (Title of each class)
                              COMMON STOCK ($0.001)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [_] NO [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year: $730,937

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: There were 35,073,359 shares of the Registrant's Common Stock issued and outstanding as of May 4th, 2001.

PART I

THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS BASED ON OUR CURRENT EXPECTATION, ASSUMPTIONS, ESTIMATES AND PROJECTIONS ABOUT EXUS NETWORKS, INC. AND OUR INDUSTRY. THESE FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES. EXUS NETWORKS, INC. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN SUCH FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS, AS MORE FULLY DESCRIBED IN THIS SECTION AND ELSEWHERE IN THIS REPORT. EXUS NETWORKS, INC. UNDERTAKES NO OBLIGATION TO UPDATE PUBLICLY ANY FORWARD-LOOKING STATEMENTS FOR ANY REASON, EVEN IF NEW INFORMATION BECOMES AVAILABLE OR OTHER EVENTS OCCUR IN THE FUTURE.

ITEM 1  DESCRIPTION OF BUSINESS

General

Exus Networks, Inc. was incorporated in the State of Nevada in 1985. Reference in this Report to "Exus Networks, Inc.", "The Company", "The Registrant" " we", "our", and "us" refer to Exus Network, Inc.

Through its wholly owned subsidiary, Free Publishing Services, Ltd., the Registrants primary activities were directed towards developing online publishing and the lead generation business. The Registrant was constantly seeking business opportunities in the online publishing industry and other means of revenue activities and financing to enable it to complete its business plan.

Unable to develop its business plan, the Registrant became inactive in the fourth quarter of 2000. In October, 2000 the Registrant's wholly owned subsidiary, Free Publishing Services, Ltd., had approved in the Courts a CVA (Company Voluntary Arrangement) which is a Court approved plan to allow the Registrant to avoid bankruptcy and stay off its creditors while its works out its business problems.

On December 29th, 2000 the Registrant entered into an agreement with Mintcanyon Business Services, Ltd. located at 35 A Regent Street, Jasmin Court, Belize City, Belize whereby Mintcanyon agreed to acquired the entire issued share capital in Free Publishing Services, Ltd. from the Registrant for the total consideration of the assumption of all the assets and liabilities of the Registrant and its wholly owned subsidiary, Free Publishing Services, Ltd.

Recent Transactions

In the fourth quarter of 2000, the Registrant's wholly owned subsidiary Free Publishing Services ceased operations due to the loss of several business opportunities. For the balance of the year 2000, the Registrant has been seeking other business opportunities to merge into the Registrant and had entertained several opportunities.

In August, 2000 a majority of the Registrant shareholders authorized the amendment to the Company's Certificate of Incorporation to increase the number of shares the company authorized to issue from 50,000,000 shares of common stock, par value $0.001, to 750,000,000 shares of common stock, par value $0.001.

In October, 2000 the Registrant's wholly owned subsidiary, Free Publishing Services, Ltd., had approved in the Courts a CVA (Company Voluntary Arrangement) which is a Court approved plan to allow the Registrant to avoid bankruptcy and stay off its creditors while its works out its liquidity problems.

The Board of Directors of the Registrant declared in October, 2000 a reverse stock split on a 1:200 basis effective November 1, 2000.

On December 4th, 2000 the Registrant signed a term sheet to acquire all of the issued and outstanding shares of Exus Networks, Inc. (a New York corporation) in an exchange for Registrant's stock. Under an Agreement and Plan of Reorganization dated January 15th, 2001, Exus Networks, Inc. (a New York corporation ) became a wholly owned subsidiary of the Registrant. Exus Networks Inc, (New York) is a provider of high quality, high performance global data networking and Internet-related services via Satellite to medium and large businesses, multinational corporations and Internet service providers.

On January 15th, 2001 the Registrant signed an Agreement and Plan of Reorganization to acquire all the issued and outstanding shares of Exus Networks Inc. (New York) in a stock exchange.


Revenues

The Registrant's revenues in the year 2000 were derived from the lead generation business and online publishing.

Competitive Conditions

Up until the fourth quarter of 2000, the Registrant's operations were directed toward the lead generation business. This is a highly competitive business and for this reason as well as others, the Registrant had to seek out other opportunities in the online publishing business. The Registrant was unable to implement its business plan.

As a result, the Registrant's wholly owned, Free Publishing Services, Ltd. ceased operations and the Registrant became inactive in the fourth quarter of 2000.

Acquisition Strategy

During the year 2000 the management of the Registrant were investigating all viable options for acquisitions and had come to terms on several business opportunities but due to subsequent events beyond the control of management, these acquisitions did not materialize. On December 4th, 2000, the Registrant signed a term sheet to acquire all the issued and outstanding shares of Exus Networks, Inc. a New York corporation. Under the Agreement and Plan of Reorganization dated January 15th, 2001, the Registrant acquired all of the issued and outstanding shares of Exus Networks, Inc. in exchange for the issuance of 20,000,000 shares of the Registrant's common stock.

Company's business, financial condition, and results of operations.

In the fourth quarter of 2000, the Registrant's operating subsidiary, Free Publishing Services, Ltd. ceased operations. Its revenues were $730,937.

In October, 2000 the Registrant's wholly owned subsidiary, Free Publishing Services, Ltd., had approved in the Courts a CVA (Company Voluntary Arrangement) which is a Court approved plan to allow the Registrant to avoid bankruptcy and stay off its creditors while its works out its liquidity problems.

On December 29th, 2000 the Registrant entered into an agreement with Mintcanyon Business Services, Ltd. located at 35 A Regent Street, Jasmin Court, Belize City, Belize whereby Mintcanyon agreed to acquired the entire issued share capital in Free Publishing Services, Ltd. from the Registrant for the total consideration of the assumption of all the assets and liabilities of the Registrant and its wholly owned subsidiary, Free Publishing Services, Ltd.

Insurance Coverage

None

Employees

As of December 31, 2000, the Registrant had no employees and had office through the offices of Daniel Jefferies, President and CEO.

ITEM 2 DESCRIPTION OF PROPERTIES

None

ITEM 3 LEGAL PROCEEDINGS

None

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5 MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

High and Low Bid

The following table sets forth the high and low bid prices of the Common Stock of the Registrant in the over-the-counter market (OTC Bulletin Board) by quarter in 1999 and 2000. The source of these quotes are from Barchart.com.


                    Mar 1999       Jun 1999        Sep 1999        Dec 1999

  High                 6 3/4            7             6 1/4          2 3/8
  Low                      2          3 1/8           1 3/4           1


  2000*             Mar 1999       June 2000        Sep 2000        Dec

  High                 1,750          938                68           10

  Low                    212           40                 8          .75


(* These prices for the year 2000 are adjusted to reflect a 1:200 reverse stock split effective November 1, 2000)

Holders

At the date of this filing there are approximately 485 shareholders of the Common Stock of the Registrant.

Dividends

The Company has paid no dividends on its common stock and for the foreseeable future has no plans to pay dividends.

ITEM 6 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The Company main business operation became inactive in the fourth quarter of 2000. From that time, the Company was seeking merger/acquisitions candidates. On December 4th, 2000, the Company signed a term sheet to acquire 100% of the issued and outstanding shares of Exus Networks, Inc.

The following review of operations should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included elsewhere in this document.

2000 compared to 1999

Total revenues from resulted from lead generation in 1999 amounted to $556,019. In 2000 total revenues for the Registrant were $730,937 prior to ceasing its operations in the first quarter of 2000.

Liquidity and Capital Resources

At December 31, 2000, the Company had current liabilities totaling $511,180 and current assets of $0 for a working capital deficit of $511,180 due primarily to professional fees accrued relating the discontinue of the Company's operations.

Inflation

Inflation during the year ended December 31, 2000 has had little effect on the Company's capital costs and results of operations.


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

Daniel Jefferies    36     Chief Executive Officer/Director     May 10, 1999

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

ITEM 10 EXECUTIVE COMPENSATION

During the fiscal year ended December 31, 2000, none of the Officers or Directors of the Company had compensation with the exception of payments to Daniel Jefferies in the amount of approximately $24,000.

ITEM 11 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of May 4th, 2001, where each person who is known to the Registrant to be the beneficial owner of more than 5% of the common stock of the Registrant, and as to the security ownership of each Director of the Registrant and all Officers and Directors of the Registrant as a group. Except where specifically noted, each person listed in the table has sole voting and investment power in the shares listed.

Name and Address                Number of Shares            Percent of
Of Beneficial Owner             Beneficially Owned          Shares Outstanding

Unified Networks Ltd.              10,000,000                       29%
Ferros Street
Limassol, Cyprus

Isaac Sutton                       11,000,000                       31%
29 Broadway
New York, NY 10006
(Officer and Director)

Leigh Sutton                        3,000,000                        8%
29 Broadway
New York, NY 10006

William W. Bolles                   2,600,000                        7%
2210 Malvern Rd
Charlotte, NC 28207


(1) A person is deemed to be the beneficial owner of securities than can be acquired by such person within 60 days from April 30, 2000 upon the exercise of warrants or options. Each beneficial owner's percentage ownership is determined by assuming that options or warrants that are held by such person (but not those held by any other person) and which are exercisable within 60 days from May 4,2001 have been exercised.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On March 13th, 2000 the Company filed a Registration Statement under Form S-8 whereby 3,000,000 (pre reverse split) of its common shares were issued pursuant to a Service Agreement to consultants as compensation for services in 2000.

In August, 2000 the Company increased its authorized shares from 50,000,000 par value $.001 to 750,000,000 par value $.001.

In October, 2000 the Board of Directors approved the issuance of 125,000 restricted shares (post reverse split) as compensation to a consultant for past services rendered.

In October, 2000 the Board of Directors of the Company declared a reverse split of the Company's common shares on a 1:200 basis, effective November 1, 2000.

On December 8th, 2000 the Company filed a Registration Statement under Form S-8, pursuant to a Stock Incentive Plan, and issued 5,000,000 shares of its common stock to key persons.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

On August 22, 2000 the Registrant filed an 8-K.

     Item 5. OF 8-K OTHER EVENTS

AMENDMENT OF ARTICLES OF INCORPORATION (ARTICLE FOUR)

ARTICLE FOUR

The total number of voting common stock authorized that may be issued by the corporation is 750,000,000 shares of common stock having $.001 par value. Said shares without nominal or par value may be issued by the corporation from time to time for such consideration as may be fixed from time to time by the Board of Directors.

     Item 6. OF 8-K APPOINTMENT OF REGISTRANT'S DIRECTORS

The Company accepts the consent to act as Director from John Beckett as of July 13th, 2000.

The Company accepts the consent of to act as Director from Frank J. Joslin as of July 13th, 2000.

On October 17th, 2000 the Registrant amended the Form 8-K filed on August 22nd, 2000.

     Item 5. OF 8-K OTHER EVENTS

AMENDMENT OF ARTICLES OF INCORPORATION (ARTICLE FOUR)

ARTICLE FOUR

The total number of voting common stock authorized that may be issued by the corporation is 750,000,000 shares of common stock having $.001 par value. Said shares without nominal or par value may be issued by the corporation from time to time for such consideration as may be fixed from time to time by the Board of Directors

     Item 6. OF 8-K APPOINTMENT OF REGISTRANT'S DIRECTORS

To rescind the appointment of John Beckett and Frank J. Joslin to the Board of Directors of the Registrant due to the failure of the both the ICS and IMS merger opportunity.

On March 26th, 2001 the Registrant filed the Form 8-K:

     Item 1. OF 8-K CHANGES IN CONTROL OF REGISTRANT.

Pursuant to an Agreement and Plan of Reorganization (the "Exchange Agreement") dated January 15, 2001 between the Registrant and the shareholders of Exus Networks, Inc., a New York corporation. Issac Sutton became the majority stockholder and the sole director of the Registrant. Upon consummation of the Exchange Agreement, the Company acquired one hundred per cent(100%) of Exus New York's common stock. In exchange for the delivery to the Company of their Exus New York common stock, Mr. Sutton and other shareholders of Exus New York received an aggregate of twenty million (20,000,000) restricted shares of the Company's common stock. By virtue of the Exchange Agreement, the

Company remains in existence as a surviving corporation, with eighty (80%) percent of its outstanding common stock owned by the former shareholders of Exus New York.

     Item 2. OF 8-K ACQUISITION OR DISPOSITION OF ASSETES.

Pursuant to the Exchange Agreement, the Company acquired ownership and control of Exus New York's assets and operations. By reason of such acquisition, the Company - which was formerly inactive and in pursuit of business opportunities - is now engaged in the business of providing global data networking and Internet related service via Satellite to medium and large business and internet service providers.

     Item 5. OF 8-K EVENTS AND REGULATION FD DISCLOSURE

Pursuant to a Certificate Amending Articles of Incorporation of the Company, filed with the Secretary of State of Nevada on December 19, 2000, the name of the Company was changed from E*twoMEDIA.com to Exus Networks, Inc.

     Item 6. OF 8-K RESIGNATIN OF REGISTRANT'S DIRECTOR.

Pursuant to the Exchange Agreement, Daniel Jefferies resigned as the sole director and officer of the company on January 15th, 2001.

EXHIBIT A   Auditors' Report

EXHIBIT B   Agreement and Plan of Reorganization dated January 15th, 2001

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 14th, 2000                     Exus Networks, Inc,.
                                       By: /s/Daniel Jefferies
                                        -----------------------
                                       Daniel Jefferies, President and Secretary
                                       As of December 31st, 2000

                                       Exus Networks, Inc.
                                       By: /s/Issac Sutton
                                       ------------------------

                                       Issac Sutton
                                       President
                                       As of January 15th, 2001 to Present

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Dated: May 14th, 2000                  By: /s/Daniel Jefferies
                                          --------------------

                                       Daniel Jefferies, President and Secretary
                                       As of December 31st, 2000

                                       Exus Networks, Inc.

                                       By: /s/ Issac Sutton

                                       --------------------------
                                       Issac Sutton
                                       President
                                       January 15th, 2001 to Present

                                     [LOGO]

                         Nelson, Mayoka & Company, P.C.

                          CERTIFIED PUBLIC ACCOUNTANTS

                                 551 5TH Avenue
                               New York, New York
                                   10176-0001

                                   ----------

                               Tel. (212) 697-7979
                               Fax (212) 697-8997

                                   DIRECT LINE

                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Shareholders of Exus Networks, Inc (Formerly E*twoMedia.com)

We have audited the accompanying balance sheet of Exus Networks, Inc (Formerly E*twoMedia.com), as of December 31, 2000, and the related statements of operations, stockholders' equity and cash flows for the year ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Exus Networks, Inc (Formerly E*twoMedia.com), as of December 31, 2000, and the results of its operations for the period then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company is a development stage enterprise. The lack of sufficient working capital to operate as of December 31, 2000 raises substantial doubt about is ability to continue as a going concern. Management's plans concerning these matters are described in Note 4. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

May 2, 2001
New York, New York

Nelson, Mayoka and Company
CERTIFIED  PUBLIC  ACCOUNTANTS

                               Exus Networks, Inc
                           (Formerly E*twoMedia.com.)
                                  BALANCE SHEET
                                December 31, 2000


Assets


Total Assets                                                                    $          0
                                                                                ============

Liabilities and Stockholders' Equity
Current Liabilities
  Accrued Expenses                                                                   255,755
                                                                                ------------

  Total Current Liabilities                                                     $    255,755
                                                                                ------------

Other Liabilities
  Loans Payable                                                                      355,425
                                                                                ------------

  Total Other Liabilities                                                            355,425
                                                                                ------------

Total Liabilities                                                                    611,180

  Stockholders' Equity
     Common stock, par value $.001; shares authorized 750,000,000, issued and
       outstanding 5,272,509 (net of 23 treasury shares)                        $      5,273
     Additional paid-in capital                                                   15,011,757
     Accumulated deficit                                                         (15,628,210)
                                                                                ------------

  Stockholders' equity                                                              (611,180)
                                                                                ------------

  Total Liabilities and Stockholders' equity                                    $          0
                                                                                ============


              See accompanying notes to the financial statements.

                               Exus Networks, Inc
                           (Formerly E*twoMedia.com.)
                             STATEMENT OF OPERATIONS


Revenues

    On Line Publishing Sales                                $    730,937

                                                            ------------

                                                            $    730,937
                                                            ------------
Cost and expenses

    General and administrative                                   874,877
    Net restrictive expense                                       11,408
                                                            ------------
                                                                 886,285
                                                            ------------
Net Loss                                                    $   (155,348)
                                                            ============


Basic and diluted net loss per common share                 $      (0.01)
                                                            ============

Basic and diluted weighted average number
    of common shares outstanding                              12,487,894
                                                            ============


              See accompanying notes to the financial statements.

                               Exus Networks, Inc
                           (Formerly E*twoMedia.com.)
                             STATEMENT OF CASH FLOWS

Cash flows from operating activities:
 Net Loss                                                          $  (155,348)
 Adjustments to reconcile net loss to net cash used by operating activities

 Accounts Receivables                                                  145,538
 Other Receivables                                                     156,587
   Accounts Payable & Accrued Expenses                                (528,209)
   Work in Progress                                                     62,832
   Deferred Income                                                    (375,123)
   Loans Payable                                                    (1,575,906)
                                                                   -----------

 Net cash used by operating activities                              (2,269,629)
                                                                   -----------

Cash flows from investing activities
 Investment - Peoples Bank                                           1,070,682
                                                                   -----------

 Net cash provided (used) by investing activities                    1,070,682
                                                                   -----------

Cash flows from financing activities

 Fixed Assets                                                           18,900
 Issuance of Common Stock                                              (14,430)
 Addition Paid In Capital                                            1,249,424

 Net cash provided by financing activities                           1,253,894
                                                                   -----------

                                                                   -----------
Net increase (decrease) in cash                                         54,947
                                                                   -----------

Cash, and cash equivalents, beginning of year                          (54,947)
                                                                   -----------

Cash, and cash equivalents, end of year                            $         0
                                                                   ===========


              See accompanying notes to the financial statements.

                               Exus Networks, Inc
                           (Formerly E*twoMedia.com.)
                        STATEMENT OF STOCKHOLDERS' EQUITY
                          Year Ended December 31, 2000

                                                      Preferred Stock                              Common Stock

                                                                 Amount                                 Amount
                                                        -----------------------                 ----------------------   Additional
                                           Number of                               Number of                              Paid-in
                                            Shares       Per Share      Total       Shares      Per Share     Total       Capital
                                          ----------    -----------   ---------   -----------   ---------   ---------    ----------
BALANCE, JANUARY 1, 1998                      49,282                    345,000     6,697,627         --       27,910    12,339,219
    Stock issued for services                                                       3,200,000      0.004       13,334       386,666
    Reverse 1-125 stock split                                                      (9,818,446)                (40,914)       40,914
    Forgiveness of related party debt                                                  10,196      0.004           42       314,928

    Preferred stock conversion to
      Common Stock                           (49,282)                  (345,000)       70,714      0.004          295       344,705
                                          ----------                  ---------     ---------               ---------   -----------
BALANCE, DECEMBER 31, 1998                        --                         --       160,091                     667    13,426,432
                                          ==========                  =========     =========               =========   ===========

                                                                                              Accumulated
                                                                                                Deficit
                                                                                              -----------
BALANCE, JANUARY 1, 1998                                                                     (11,706,592)
    Net loss                                                                                    (155,348)
                                                                                             -----------
BALANCE, DECEMBER 31, 1998                                                                   (11,861,940)
                                                                                             ===========
                                                                        960,361


               See accompanying notes to the financial statements.

                                   Reverse
Shares Outstanding                 Stock split
         31-Dec-97     6,697,627          125      53,581
         3/31/1998     9,897,627          125      79,181
         6/30/1998     9,897,627          125      79,181
         9/30/1998     9,897,627          125      79,181
        12/31/1998                        125     160,091
                                                  451,215
                                                  112,804

                         Nelson, Mayoka & Company, P.C.
                          CERTIFIED PUBLIC ACCOUNTANTS
                          100 Church Street 14TH Floor
                               New York, New York
                                   10007-2601

                                     -------

                               Tel. (212) 697-7979
                               Fax (212) 697-8997
                                   DIRECT LINE

                           INDEPENDENT AUDITORS REPORT

Board of Directors
Exus Networks, Inc.
New York, New York

We have audited the accompanying statement of financial condition of Exus Networks, Inc. as of December 31, 2000 and the related statements of income, changes in stockholders equity, cash flows, and changes in liabilities subordinated to claims and general creditors for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examing. on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating, the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Exus Networks, Inc. as of December 31, 2000, and the results of operations and its cash flows for the year then ended in conformity with generally accepted accounting principles. The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company is a development stage enterprise. The lack of sufficient working capital to operate as of December 31, 2000 raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are described in Note 4. the financial statements do not include any adjustments that might result from the outcome of these uncertainties.

                               Exus Networks, Inc
                          Notes to Financial Statements
                                December 31, 2000

Note - 1 The Company and Summary of Significant Accounting Policies

Exus Networks, Inc (Formerly E*twoMedia.Com) was incorporated on September 26, 1985 as Gemini Energy Corporation under the laws of the State of Nevada. On January 28,1994, the Company's name was changed to Nerox Energy Corporation. On April 26,1998 the company name was changed to Nerox Holding Corporation. On December 7, 1998 the company name was changed to E*twoMedia.com. On December 19, 2000 the company name was changed to Exus Networks, Inc.

As of August 31, 1999, Exus Networks, Inc (Formerly E*twoMedia.com) acquired all of the issued and outstanding shares of common stock of Free Publishing Services Limited in exchange for an aggregate of 17,000,000 authorized but unissued shares of the common stock, $.001 par value, of Exus Networks, Inc. Operations ceased in the 4th quarter of 2000, and the company became inactive pursuant to a share purchase agreement with Mintcanyon Business Ltd entered into on December 29, 2000. The company sold all its shares in Free Publishing Services Ltd in exchange for the assumption of specified Assets and Liabilities.

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

Income taxes

lncome taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the recorded book basis and tax basis of assets and liabilities for financial and income tax reporting. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes are also recognized for operating losses that are available to offset future taxable income and tax credits that are available to offset federal income taxes

Due to the Company's net operating losses in the fiscal years ended December 31, 2000. 1999, 1998 and 1997 of $155,348, $1,114,117, $1,815,507 and $1,008,784
respectively, there are no income taxes currently due. Due to recurring losses the company has a zero valuation allowance.

                               Exus Networks, Inc
                          Notes to Financial Statements
                                December 31, 2000

Foreign Currency Translation

The financial position and results of operations of foreign divisions are measured using the currency of the respective countries as the functional currency. Assets are liabilities are translated into the reporting currency (U.S. Dollars) at the foreign currency exchange rate in effect at the balance sheet date, while revenues and expenses for the year are translated at the average exchange rate in effect during the year. Translation gains and losses are not included in determining net income or loss but are accumulated and reported in stockholders' equity, as a component of other comprehensive income, on a net of tax basis.

Goodwill

Goodwill arose on the transfer of the trade, assets and liabilities of Daniel Jefferies trading as Free Publishing Services and amounted to the difference between the fair market value of the consideration paid and the fair market value of the assets and liabilities acquired. It as capitalized and was being amortized through the profit and loss account over the directors useful economic life of 10 years. An impairment review was carried out and resulted in the write off of the total unamortized amount of goodwill.

Revenue Recognition

On-line publishing sales represents sales to outside customers at invoiced amounts less values added tax. Sales are recognized in the period in which the promotion first appeared in the newspaper.

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

                               Exus Networks, Inc
                          Notes to Financial Statements
                                December 31, 2000

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

                                  Exus Networks
                          Notes to Financial Statements
                                December 31, 2000

Note - 2 Accrued Expenses

Accrued expenses include outstanding professional fees.

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

On September 1, 1999 a majority of the Exus Networks, Inc.'s shareholders authorized the amendment to the Company's Certificate of Incorporation to increase the number of shares the company authorized to issue from 12,000,000 shares of common stock, par value $0.001, to 50,000,000 shares of common stock, par value $0.001.

During the first and second quarters of 2000 the company issued 9,798,564 shares of common stock representing compensation for services.

Effective November 1, 2000 the company's Board of Directors reverse split the shares on the basis of 1 to 200 and issued 125,000 shares of restricted common stock for compensation of past services.

                               Exus Networks, Inc
                          Notes to Financial Statement
                                December 31, 2000

Note - 4 Income taxes

Due to the Company's net operating losses in the fiscal years ended December 31, 2000, 1999, 1998 and 1997 of $1,114,117, $1,815,507 and $1,008,784 respectively, there are no income taxes currently due. Due to recurring losses the company has a zero valuation allowance.

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

The Company has a Federal net operating loss carryforward of $4,093,756 that may be offset against future taxable income.

The Company's deferred tax benefit, which has been offset entirely by a valuation allowance, is comprised of the following at December 31, 2000:

                                                             2000
Loss carryforwards                                       $ 4,093,756
Applicable tax rate                                               34%
                                                         -----------
Valuation allowance                                        1,391,877
                                                          (1,391,877)
                                                         -----------
                                                         $        --
                                                         ===========

Note - 5 Basic and diluted net loss per share

The following table illustrates the required disclosure of the reconciliation of the numerators and denominators of the basic and diluted earnings per share computations.

                                                            December 31, 2000

Basic and diluted earning per share:

Numerator

Net loss                                                       ($1,114,117)

Denominator
Basic and diluted weighted average number                        8,417,498
of common shares outstanding during the period

Basic and diluted net loss per share                            $    (0.13)

                               Exus Networks, Inc
                          Notes to Financial Statement
                                December 31, 2000

Note - 6 Basic and diluted net loss per share

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. As shown in the financial statements, the Company has incurred a net loss of $155,348 during the year ended December 31, 2000 and, as of that date, had a working capital deficiency of approximately $571,180. Additional capital infusion is necessary to continue general and administrative operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management is currently seeking new business opportunities.

Note - 7 Subsequent Event

On January 15, 2001 the company entered into an agreement and plan of reorganization to acquire 100% of Exus Networks, Inc ( A New York Corporation) in exchange for 20,000,000 shares of the company common stock, whereby Exus Networks, Inc became a wholly owned subsidiary of the company.

Note - 8 Stock Option Plan

In December 2000 the Registrant adopted a stock incentive plan under which option may be granted to key persons to purchase up to five million shares of the company's common stock at prices and quantities determined by the board of directors.

As of December 31, 2000, 5,000,000 options were granted at a price of $.001 and were fully exercised.