Form 10QSB
period 2001-03-31
E TWOMEDIA COM INC
filed 2001-05-23
CIK 810270

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C., 20549

                                   FORM 10QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934.

                      For the period ended March 31st, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

       For the transition period from January 1, 2001 to March 31st, 2001

                         Commission File Number: 0-18049

                               Exus Networks, Inc.
             (Exact name of registrant as specified in its charter)

            Nevada                                                91-1317131
(State or other jurisdiction of                                (IRS Employer
incorporation or organization)                               Identification No.)

                                   29 Broadway
                               New York, NY 10006
               (Address of principal executive offices) (Zip Code)

Issuer's Telephone Number:   212-514-6600


Check whether the issuer (1) filed all reports required to be filed by Section13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [_] NO [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: There were 35,273,359 Registrants Common Stock issued and outstanding as of May 4th, 2001.

                                      Index

                                                                            Page

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

1.       Balance Sheet (unaudited) at March 31, 20001

2. Statements of Operations (unaudited) for the Three months ended March 31st, 2001 and 2000

4. Statements of Cash Flows (unaudited) for the Three months ended September 30, 2001 and 2000

5.       Notes to Financial Statements (unaudited)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II.  OTHER INFORMATION

PART III. SIGNATURES

                         Nelson, Mayoka & Company, P.C.

                          CERTIFIED PUBLIC ACCOUNTANTS
                          100 Church Street 14TH Floor
                               New York, New York
                                   10007-2601

                                    --------

                               Tel (212) 697-7979
                               Fax (212) 697-8997
                                   DIRECT LINE

                        ACCOUNTANTS' COMPILATION REPORT

To the Board of Directors and Shareholder of Exus Networking, Inc.
New York, NY


We have audited the accompanying balance sheet of Exus Networks, Inc. (A development Stage Company), as of March 31, 2001, and the related statements of operations, stockholders; equity and cash flows for the period ended March 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibity is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material missatatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates mad by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position. (A development Stage Company), as of March 31, 2001, and the results of its operations for the period ended March 31, 2001 in conformity with generally accepted accounting principles.


Nelson, Mayoka and Company
Exus Networking, Inc.

CERTIFIED PUBLIC ACCOUNTANTS
New York, New York
May 14, 2001

                               Exus Networks, Inc
                           (Formerly E*twoMedia.com.)
                                  BALANCE SHEET
                                    31-Mar-01

Assets
  Current Assets
    Cash                                                                             15,805
    Inventory                                                                        90,801
                                                                               ------------

  Total Current Assets                                                              106,606
                                                                               ------------

  Fixed Assets                                                                      293,768

  Other Assets                                                                    1,306,002
                                                                               ------------

Total Assets                                                                      1,706,376
                                                                               ============

Liabilities and Stockholders' Equity
Current Liabilities
    Accounts Payable                                                              1,123,815
    Accrued Expenses                                                                135,003
    Deffered Income                                                                  66,750
    Customer Deposit                                                                 72,250

  Total Current Liabilities                                                    $  1,397,818
                                                                               ------------

Other Liabilities
    Loans Payable                                                                   460,520
                                                                               ------------

  Total Other Liabilities                                                           460,520
                                                                               ------------

Total Liabilities                                                                 1,858,338

  Stockholders' Equity
    Common stock, par value $.001; shares authorized 750,000,000, issued and
       outstanding 25,272,509 (net of 23 treasury shares)                      $     25,273
    Additional paid-in capital                                                   15,002,788
    Accumulated deficit                                                         (15,180,023)
                                                                               ------------

  Stockholders' equity                                                             (151,962)
                                                                               ------------

  Total Liabilities and Stockholders' equity                                   $  1,706,376
                                                                               ============


              See accompanying notes to the financial statements.

                               Exus Networks, Inc
                           (Formerly E*twoMedia.com.)
                             STATEMENT OF OPERATIONS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2001



Sales                                                              $    223,786

Cost of goods sold                                                       97,794
                                                                   ------------

Gross Profit                                                       $    125,992

    General and administrative                                          217,689
    Network expenses                                                     71,296
                                                                   ============

Net Loss before Extraordinary Income                               $   (162,993)

 Net gain from extraordinary income (Debt Restructure)                  611,180
                                                                   ------------

Net Income                                                         $    448,187
                                                                   ============

Basic and diluted weighted average number
    of common shares outstanding                                     25,272,509
                                                                   ============


              See accompanying notes to the financial statements.

                               Exus Networks, Inc
                           (Formerly E*twoMedia.com.)
                        STATEMENT OF STOCKHOLDERS' EQUITY
                          Year Ended December 31, 2000


                                                                      Preferred Stock

                                                                                    Amount
                                                                     -------------------------
                                                       Number of                                 Number of
                                                       Shares        Per Share      Total        Shares
                                                      -----------    ------------------------  -----------
BALANCE, JANUARY 1, 1998                                   49,282                  345,000      6,697,627
    Stock issued for services                                                                   3,200,000
    Reverse 1-125 stock split                                                                  (9,818,446)
    Forgiveness of related party debt                                                              10,196

    Preferred stock conversion to Common Stock            (49,282)                (345,000)        70,714
                                                      ===========                 =========     =========

BALANCE, DECEMBER 31, 1998                                     --                        --       160,091
                                                      ===========                 =========     =========


BALANCE, JANUARY 1, 1998
    Net loss


BALANCE, DECEMBER 31, 1998

                                                                                   960,361



                                                           Common Stock

                                                              Amount
                                                        -------------------    Additional
                                                                               Paid-in
                                                        Per Share    Total     Capital
                                                       ---------   -------    ------------
BALANCE, JANUARY 1, 1998                                    --       27,910    12,339,219
    Stock issued for services                            0.004       13,334       386,666
    Reverse 1-125 stock split                                       (40,914)       40,914
    Forgiveness of related party debt                    0.004           42       314,928

    Preferred stock conversion to Common Stock           0.004          295       344,705
                                                                   ========    ==========

BALANCE, DECEMBER 31, 1998                                              667    13,426,432
                                                                   ========    ==========


                                                       Accumulated
                                                       Deficit
                                                       -----------
BALANCE, JANUARY 1, 1998                               (11,706,592)
    Net loss                                              (162,993)
                                                       -----------
BALANCE, DECEMBER 31, 1998                             (11,869,585)
                                                       ===========

              See accompanying notes to the financial statements.

                               Exus Networks, Inc
                           (Formerly E*twoMedia.com.)
                             STATEMENT OF CASH FLOWS


Cash flows from operating activities:
    Net Income                                                      $   448,187
    Adjustments to reconcile net loss to net cash used by operating activities

    Other Assets                                                      1,149,315
      Accounts Payable & Accured Expenses                              (731,609)
      Inventory                                                          27,969
      Customer Deposit                                                  (72,250)
      Deferred Income                                                  (308,373)
      Loans Payable                                                  (1,115,386)
                                                                    -----------

    Net cash used by operating activities                              (602,147)
                                                                    -----------


Cash flows from financing activities

    Fixed Assets                                                        274,868
    Issuance of Common Stock                                             39,703
    Addition Paid In Capital                                            303,381

    Net cash provided by financing activities                           617,952
                                                                    -----------

                                                                    -----------
Net increase (decrease) in cash                                          15,805
                                                                    -----------

Cash, and cash equivalents, beginning of year                                 0
                                                                    -----------

Cash, and cash equivalents, end of year                                  15,805
                                                                    ===========


               See accompanying notes to the financial statements.

                               Exus Networks, Inc
                          Notes to Financial Statements
                                 March 31, 2001


Note - 1 The Company and Summary of Significant Accounting Policies

Exus Networks, Inc (Formerly E*twoMedia.Com) was incorporated on September 26, 1985 as Gemini Energy Corporation under the laws of the State of Nevada. On January 28,1994, the Company's name was changed to Nerox Energy Corporation. On April 26,1998 the company name was changed to Nerox Holding Corporation. On December 7, 1998 the company name was changed to E*twoMedia.com. On December 19, 2000 the company name was changed to Exus Networks, Inc. .

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

Income taxes

lncome taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the recorded book basis and tax basis of assets and liabilities for financial and income tax reporting. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes are also recognized for operating losses that are available to offset future taxable income and tax credits that are available to offset federal income taxes

Due to the Company's net operating losses in the three months ended March 31, 2001, and the fiscal years ended December 31, 2000. 1999, 1998 and 1997 of $155,348, $1,114,117, $1,815,507 and $1,008,784 respectively, there are no income taxes currently due. Due to recurring losses the company has a zero valuation allowance.

                               Exus Networks, Inc
                          Notes to Financial Statements
                                 March 31, 2001


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

                               Exus Networks, Inc
                          Notes to Financial Statements
                                 March 31, 2001

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

                                  Exus Networks
                          Notes to Financial Statements
                                 March 31, 2001

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

                               Exus Networks, Inc
                          Notes to Financial Statement
                                 March 31, 2001


Note - 4 Income taxes

Due to the Company's net operating income and (losses) in the three months ended March 31, 2001, and the fiscal years ended December 31, 2000, 1999, 1998 and 1997 of $448,187, ($1,114,117), ($1,815,507) and ($1,008,784) respectively, there are no income taxes currently due. Due to recurring losses the company has a zero valuation allowance.

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

The Company has a Federal net operating profit carryforward of $4,093,756 that may be offset against future taxable income.

The Company's deferred tax benefit, which has been offset entirely by a valuation allowance, is comprised of the following at March 31, 2000:

                                                            2001
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

                                                                  March 31, 2001

Basic and diluted earning per share:

Numerator

Net Income                                                         $    448,187

Denominator
Basic and diluted weighted average number                            25,272,509
of common shares outstanding during the period

Basic and diluted net loss per share                               $      (0.13)

                               Exus Networks, Inc
                          Notes to Financial Statement
                                 March 31, 2001


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

ITEM 2  MANAGENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition

The Company

The Company acquired all of the issued and outstanding shares of Exus Networks, Inc. (New York) for 20,000,000 of its restricted common stock

Exus Networks, Inc. is a global provider of a broad array of value-added, satellite and terrestrially based communications services to a diverse client base that includes medium to large multi-national businesses, Internet Service Providers (ISP's), and governmental agencies. Through service agreements with satellite, teleport, and terrestrial network operators, strategic relationships with leading telecommunications partners, and the Company's satellite gateway and data centers in New York and Odessa, the Company is poised to benefit from the growing need for affordable, premium quality managed data networking services.

The Company's main office is in New York City and has branch offices in Kazakhstan, the Ukraine, Uzbekistan, Cyprus, and Poland The Company currently has 35 employees at these various locations.

On May 16th, 2001 the Company signed an agreement to acquire the assets of NEGEN Access Incorporated, a developer and marketer of high-performance intelligent broadband access equipment. These assets include NEGEN's family of products, Research and Development assets, trademarks, and patents. The acquisition is expected to close by May 31st, 2001.

Based in Marlborough, Massachusetts, NEGEN's family of IP-based broadband solutions include its Broadband Access Switches (TM) AND ITS intelligent Broadband Gateways (TM). These products substantially reduce customers' capital expenditures needs by integrating PBX, LAN, and WAN functionality into a single unit that leverages existing infrastructure - copper, fiber and cable.

Evan J. Bontemps, NEGEN's founder and Chief Executive Officer, will become President of a newly formed subsidiary of Exus Networks, Inc. and continue to oversee the operations and further development of the NEGEN technology and architecture. Exus will continue to use NEGEN's Research and Development facilities in Marlborough, Massachusetts.

Under the terms of the transaction, Exus Networks will acquire the assets of NEGEN in exchange for 2,000,000 restricted shares of the Company, an option to purchase an additional 4,000,000 restricted shares of common stock, a right to purchase up to an additional 2,000,000 restricted shares of common stock and Royalties on the sale of products incorporating the NEGEN intellectual property.

Currently, Exus has 35,073,000 common stock issued and outstanding.

PART II
OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS

The Company has no contingent liabilities resulting from litigation and claims incident to the ordinary course of business.

ITEM 2 CORPORATE NAME CHANGE

On December 19th, 2000 the Company changed its name to Exus Networks, Inc.


ITEM 3 CHANGE IN DIRECTORS AND CONTROL

Currently Isaac Sutton is the only director of the Company. In addition, Mr. Sutton is President and Chief Executive Officer of the Company.

Pursuant to an Agreement and Plan of Reorganization (the "Exchange Agreement") dated January 15, 2001 between the Registrant and the shareholders of Exus Networks, Inc., a New York corporation. Isaac Sutton became the majority stockholder and the sole director of the Registrant. Upon consummation of the Exchange Agreement, the Company acquired one hundred per cent(100%) of Exus New York's common stock. In exchange for the delivery to the Company of their Exus New York common stock, Mr. Sutton and other shareholders of Exus New York received an aggregate of twenty million (20,000,000) restricted shares of the Company's common stock. By virtue of the Exchange Agreement, the Company remains in existence as a surviving corporation, with eighty (80%) percent of its outstanding common stock owned by the former shareholders of Exus New York.


ITEM 4 CHANGES IN SECURITIES

On January 15th, 2001 Exus Networks, Inc. acquired 100% of the issued and outstanding shares of Exus Networks, Inc. (New York) in consideration for the issuance of 20,000,000 shares of its restricted common stock.

On April 15th, 2001 the Company issued 9,800,000 shares of its restricted commons stock to certain key employees.

Currently, the Company has 35,073,000 common stock issued and outstanding.


ITEM 5 DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 6 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable


ITEM 7 OTHER INFORMATION

On May 16th, 2001 the Company signed an agreement to acquire the assets of NEGEN Access Incorporated, a developer and marketer of high-performance intelligent broadband access equipment. Under the terms of the transaction, Exus Networks will acquire the assets of NEGEN in exchange for 2,000,000 restricted shares of the Company, an option to purchase an additional 4,000,000 restricted shares of common stock, a right to purchase up to an additional 2,000,000 restricted shares of common stock and Royalties on the sale of products incorporating the NEGEN intellectual property.


ITEM 8 EXHIBITS AND REPORTS ON FORM 8-K

On March 26th, 2001 the Registrant filed the Form 8-K:

     Item 1. OF 8-K CHANGES IN CONTROL OF REGISTRANT.

Pursuant to an Agreement and Plan of Reorganization (the "Exchange Agreement") dated January 15, 2001 between the Registrant and the shareholders of Exus Networks, Inc., a New York corporation. Isaac Sutton became the majority stockholder and the sole director of the Registrant. Upon consummation of the Exchange Agreement, the Company acquired one hundred per cent(100%) of Exus New York's common stock. In exchange for the delivery to the Company of their Exus New York common stock, Mr. Sutton and other shareholders of Exus New York received an aggregate of twenty million (20,000,000) restricted shares of the Company's common stock. By virtue of the Exchange Agreement, the Company remains in existence as a surviving corporation, with eighty (80%) percent of its outstanding common stock owned by the former shareholders of Exus New York.

     Item 2. OF 8-K ACQUISITION OR DISPOSITION OF ASSETS.

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

     Item 6. OF 8-K RESIGNATION OF REGISTRANT'S DIRECTOR.

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


Dated:  May 18th, 2001              Exus Networks, Inc.

                                    By:  /S/Isaac Sutton
                                         ---------------------------------------
                                            Isaac Sutton, President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


Dated:  May 18th, 2001                   By:  /S/Isaac Sutton
                                         ---------------------------------------
                                                 Isaac Sutton, President