Form 10QSB
period 2001-06-30
E TWOMEDIA COM INC
filed 2001-08-29
CIK 810270

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10 QSB

[ X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934.

                       For the period ended June 30, 2001

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

            For the transition period from __________ to ____________
                         Commission File Number: 0-18049


                               EXUS NETWORKS, INC.
             (Exact name of registrant as specified in its charter)

              Nevada                                  91-1317131
------------------------------------------    ----------------------------------
  (State of other jurisdiction of                    (IRS Employer
  incorporation or organization)                  Identification No.)


   29 Broadway
   New York, NY                                         10006
   ----------------------------------------------------------------------
   (Address of principal executive offices)            (Zip Code)

Issuer's Telephone Number: 212-514-6600

Check whether the issuer (1) filed all reports required to be filed by Section 13 of 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days YES [ ] NO [X].

State the number of shares outstanding of each of the issuer's classes of common equity, as the latest practicable date: There were 35,773,349 shares of the Registrants Common Stock issued and outstanding as of June 30, 2001.

                               EXUS NETWORKS, INC
                           CONSOLIDATED BALANCE SHEET

                                                                               06/30/01             12/31/00
                                                                             (Unaudited)            (Note 1)
Assets
Current Assets
Cash                                                                                $ 41,903                  $0
Accounts Receivable                                                                   45,988
Prepaid Expenses                                                                      58,016
Inventories, Net                                                                     282,469
                                                                          -------------------
Total  Current Assets                                                                428,376

Fixed Assets, Net                                                                    290,926
Other Assets                                                                         798,529
                                                                          -------------------

Total Assets                                                                     $ 1,517,831                  $0
                                                                          ===================   =================

Liabilities and Stockholder's Equity
Current Liabilities
Accounts Payable                                                                 $ 1,190,580
Accrued Expenses                                                                                         255,755
Deferred Income                                                                       76,442
Customer Deposit                                                                      76,250
                                                                                                -----------------
                                                                          -------------------
Total Current Liabilites                                                           1,343,272             255,755

Other Liabilities
Loans Payable                                                                        381,513             355,425
                                                                          -------------------   -----------------

Total Other Liabilites                                                               381,513             355,425
                                                                          -------------------   -----------------
                                                                                   1,724,785             611,180
Total Liabilities

Stockholders' Equity
Common stock, par value $.001
shares authorized 750,000,000
issued and outstanding 35,773,349 (net of 23
treasury shares) and 5,272,309                                                        35,773               5,273
Additional paid-in capital                                                        16,050,015          15,011,757
Accumulated deficit                                                              (16,292,742)        (15,628,210)
                                                                          -------------------   -----------------

Total Stockholders' equity                                                          (206,954)           (611,180)
                                                                          -------------------   -----------------

Total Liabilities and Stockholders' Equity                                       $ 1,517,831                  $0
                                                                          ===================   =================





             See notes to consolidated financial statements

                               EXUS NETWORKS, INC
                      CONSOLIDATED STATEMENT OF OPERATIONS


                                                                        (Unaudited)

                                                                        Three months ended June 30,      Six months ended June 30,

                                                               2001                  2000             2001            2000
                                                           --------------    -----------------    ------------    -------------


Sales and service revenue                                      $ 204,524            $ 162,667       $ 428,310        $ 652,974

Cost and expenses

Cost of sales                                                    151,314                              249,108                -
General and administrative                                       107,803              271,458         396,788          842,931

                                                           --------------    -----------------    ------------    -------------

Net loss before extraordinary item                               (54,590)            (108,791)       (217,586)        (189,957)

Net gain from extraordinary item                                       0                    0         611,180                0
                                                           --------------    -----------------    ------------    -------------

Net Profit/(Loss)                                              $ (54,590)          $ (108,791)      $ 393,594       $ (189,957)
                                                           ==============    =================    ============    =============

Basic and diluted                                                 (0.002)              (0.004)           0.02           (0.007)
                                                           ==============    =================    ============    =============
Basic and diluted weighted average number
of common shares outstanding                                  35,773,349           28,001,840      35,773,349       28,001,840
                                                           ==============    =================    ============    =============





            See notes to consolidated financial statements

                               EXUS NETWORKS, INC
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                           Six months ended June 30,

                                                                           2001                 2000
                                                                     -----------------     ----------------
Cash Flow from Operating Activities:

Net Profit/(Loss)                                                           $ 393,594           $ (189,957)
Adjustments to reconcile net loss to net cash
used by operating activites

Depreciation                                                                    6,000                5,396

Changes in operating assets and liabilities

Accounts Receivable/Other                                                     (45,988)             146,946
Prepaid Expenses                                                              (58,016)                   0
Investment                                                                          0              428,976
Accounts Payable                                                            1,190,580              192,604
Other assets                                                                 (798,529)             (88,576)
Inventory                                                                    (282,469)                   0
Work in Progress                                                                    0              (40,833)
Accured Expenses                                                             (255,755)             (66,142)
Deferred Income                                                                76,442             (216,573)
Customer Deposit                                                               76,250                    0
Loans Payable                                                                  26,088             (259,906)
                                                                     -----------------     ----------------
                                                                     -----------------     ----------------
Net cash used by operating activities                                         328,197              (88,065)
                                                                     -----------------     ----------------

Investing Activities

Purchase of property and equipment                                           (296,926)                   0
                                                                     -----------------     ----------------
                                                                     -----------------     ----------------
Net cash used in investing activities                                        (296,926)                   0
                                                                     -----------------     ----------------

Financing Activities

Issuance of common stock                                                       30,500                3,000
Additional Paid In Capital                                                  1,038,258              145,804
Accumulated Deficit                                                        (1,058,126)
                                                                     -----------------     ----------------
Net cash provided by financing activities                                      10,632              148,804
                                                                     -----------------     ----------------
                                                                     -----------------     ----------------
Net increase (decrease) in cash                                                41,903               60,739
                                                                     -----------------     ----------------
Cash, and cash equivalents, beginning of period                                     0              (54,947)
                                                                     =================     ================
Cash, and cash equivalents, end of period                                    $ 41,903              $ 5,792
                                                                     =================     ================


           See notes to consolidated financial statements

PART I.
ITEM 1   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of presentation
         The accompanying unaudited financial statements of Exus Networks, Inc. (formerly E*twoMedia.Com) (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions for Form 10-QSB.

         Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 2000.

         Certain prior year amounts have been reclassified to conform to the current year's presentation.

         The consolidated balance sheet at December 31, 2000 has been derived from the audited consolidated financial statement at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

         For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB and 10-KSB/A for the year ended December 31, 2000.

Note 2 - Organization and Business

         Exus Networks, Inc. was incorporated on September 26, 1985 as Gemini Energy Corporation under the laws for the State of Nevada. On January 28, 1994, the Company's name was changed to Nerox Energy Corporation. On April 26, 1998 the Company's name was changed to Nerox Holding Corporation. On December 7, 1998 the Company's name was changed to E*twoMedia.com. On December 19, 2000 the Company's name was changed to Exus Networks, Inc.

         As of August 31, 1999, Exus Networks, Inc. (formerly E*twoMedia.com) acquired all of the issued and outstanding shares of common stock of Free Publishing Services Limited in exchange for an aggregate of 17,000,000 authorized but unissued shares of the common stock, $.001 par value, of Exus Networks, Inc. Operations ceased in the 4th quarter of 2000, and the Company became inactive, pursuant to a share purchase agreement with Mintcanyon Business Ltd. entered into on December 29, 2000. The company sold all its shares in Free Publishing Services Ltd. in exchange for the assumption of specified Assets and Liabilities.

         Pursuant to an Agreement and Plan of Reorganization (the "Exchange Agreement") dated January 15, 2001 between the Registrant and the shareholders of Exus Networks, Inc., a New York corporation, Isaac Sutton became the majority stockholder and the sole director of the Registrant.

Upon consummation of the Exchange Agreement, the Company acquired one hundred percent (100%) of Exus New York common stock. In exchange for the delivery to the  Company  of  their  Exus  New York  common  stock,  Mr.  Sutton  and  other shareholder of Exus New York received an aggregate of twenty million (20,000,000) restricted shares of the Company's common stock. By virtue of the Exchange Agreement, the Company remains in existence as a surviving corporation, with eighty percent (80%) of its outstanding common stock owned by the former shareholders of Exus New York. Exus Networks, Inc. is constantly seeking business opportunities in the communications industry and other means of financing to enable it to complete its business plan.

Note 3 - Stockholders' Equity

         Effective November 1, 2000, the company's Board of Directors reverse split the shares on the basis of 1 to 200 and issued 125,000 shares of restricted common stock for compensation of past services.

         In December 2000 the Registrant adopted a stock incentive plan under which options may be granted to key persons to purchase up to five million shares of the Company's common stock at prices and quantities determined by the board of directors.

         As of December 31, 2000, five million options were granted at a price of $.001 and were fully exercised.

         On January 15th, 2001 Exus Networks, Inc. (Nevada) acquired 100% of the issued and outstanding shares of Exus Networks, Inc. (New York) in consideration for the issuance of 20,000,000 shares of its restricted common stock.

         On April 15th, 2001 the Company issued 9,800,000 shares of its restricted commons stock to certain key employees.

         In June 2001 the company issued 700,000 shares as part of a three million share private placement offering which was closed in July. Currently, the company has 35,773,349 shares of common stock issued and outstanding as of June 30th, 2001.

Note 4 - Income Taxes:

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

         Due to recurring losses the company, currently has no income taxes due. As of June 30, 2001 the Company has a deferred tax asset of $0. Due to recurring losses the company has a zero valuation allowance.

Note 5 - Extraordinary Item

         Pursuant to the share purchase agreement executed with Mint Canyon Business Ltd., the Company recorded an extraordinary gain in the amount of $611,180 on the restructure of indebtedness for the period ending March 31, 2001.

Note 6 - Subsequent Events:

         In July 2001 the company completed a private placement and received $1,500,000 for three million shares of restricted common stock.

         On August 8th the company entered into a three year, seven million dollar agreement with NetSat Express, a subsidiary of GlobeComm Systems, Inc. whereby the company will establish a shared satellite network and provide Internet and telephone (IP) connectivity on a global basis.

ITEM 2 MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company

The Company acquired all of the issued and outstanding shares of Exus Networks, Inc. (New York) for 20,000,000 shares of its restricted common stock.

Exus Networks, Inc. is a global provider of a broad array of value-added, satellite and terrestrially based communications services to a diverse client base that includes medium to large multi- national businesses, Internet Service Providers (ISP's), and governmental agencies. Through service agreements with satellite, teleport, and terrestrial network operators, strategic relationships with leading telecommunications partners, and the Company's satellite gateway and data center in New York, the Company is poised to benefit from the growing need for affordable, premium quality managed data networking services. This is particularly true in emerging markets where Exus benefits from first mover advantage.

Revenue from sales and services for the three months ending June 30, 2001 aggregated $204,524, as compared with revenue from sales and services of $223,786 for the three months ending March 31, 2001. Net loss from operations for the three months ending June 30, 2001 was $54,590, as compared with a net loss from operations of $162,996 for the three months ending March 31, 2001. Comparisons of financial performance to earlier periods are not relevant as prior to December 31, 2000, Exus Networks Inc. operated as E*twoMedia.com and engaged in a different line of business.

The Company has established three mobile satellite communication product and service lines: The RoamBuddy (TM), Thuraya satellite phones, and Inmarsat mobile satellite services. The RoamBuddy (TM) is a mobile GSM cellular phone service designed for travelers. It was launched on August 15, 2001 and provides users with a pre-paid, flat-rate, cellular service for use while traveling in over 100 countries. In partnership with Swisscom Mobile, Switzerland's leading mobile communications provider, Exus' RoamBuddy (TM) starter package includes a Tri-band GSM telephone and 800 calling units of pre-paid usage. The Company launched its marketing program and developed a new website located at http://wwww.roambuddy.com.

The Company is also a dealer of the Thuraya mobile satellite phone. Thuraya is a newly launched regional satellite provider utilizing satellite phones made by Hughes that also work on a GSM-based network. Thuraya recently launched its marketing program and developed a new website located at http://www.thuraya.com.

The Company also sells Inmarsat mobile satellite equipment and services. The Company has country licenses in Kazakhastan and Ukraine. Sales for 2000 were approximately $800,000. The total sales for the three mobile satellite communication product and service lines is projected to be between $3.7 million and $4.2 million for 2001.

The Company's main office is in New York City and the Company has opened new offices in Irvine, California and Marlboro, Massachusetts. Internationally the Company has offices in Ukraine, Uzbekistan, Kazakhstan, Cyprus, and Poland. The Company currently has 35 employees at these various locations. By year end the Company intends to have additional offices in Moscow, London, Athens, Turkey and Belgrade.

On May 16th, 2001 the Company signed an agreement to acquire the assets of NEGEN Access Incorporated, a developer and marketer of high-performance intelligent broadband access equipment. These assets include NEGEN's family of products, research and development assets, trademarks, and patents. The acquisition is expected to close by September 30, 2001.

Based in Marlborough, Massachusetts, NEGEN's family of IP-based broadband solutions include its Broadband Access Switches (TM) and its intelligent Broadband Gateways (TM). These products substantially reduce customers' capital expenditures needs by integrating PBX, LAN and WAN functionality into a single unit that leverages existing infrastructure - copper, fiber, and cable. The Company projects to sell 100,000 units in 2002 with a target selling price of $100.00 per unit.

Under the terms of the transaction, Exus Networks will acquire the assets of NEGEN in exchange for 2,000,000 restricted shares of the Company, an option to purchase an additional 4,000,000 restricted shares of common stock, a right to purchase up to an additional 2,000,000 restricted shares of common stock and royalties on the sale of products incorporating the NEGEN intellectual property. On June 1, 2001 the Company established a wholly-owned subsidiary called Cimix, Inc. in order to complete the NEGEN purchase. Former NEGEN employees are currently in the employment of Cimix developing the Cimix Connector. This broadband access equipment will be ready for market by January 2002.

On August 8, 2001 the Company entered into a strategic partnership with NetSat Express, a subsidiary of GlobeComm Systems, Inc. a provider of end to end, value added satellite-based communications services. Under the terms of the three (3) year, $7 million agreement, Exus will establish a shared satellite network for which NetSat Express will provide the satellite services and GlobeComm Systems will provide network equipment, engineering, service provisioning and ongoing operations and maintenance. Exus' shared satellite network will utilize Loral Skynet's Telstar 10/Apstar IIR satellite which will be able to provide Internet and telephony (IP) connectivity globally through its existing offices and planned offices in: Ukraine, Turkey, Uzbekistan, Greece, Kazakhstan, Poland, Pakistan, Yugoslavia, Bangladesh, Albania, India, Cyprus, Russia, and Afghanistan.

Revenues are projected to begin in 2002 and to be in excess of 10 million dollars for the shared satellite network division in 2002.

                         LIQUIDITY AND CAPITAL RESOURCES

In July 2001, the Company completed a private placement and received $1,500,000 for 3 million shares of restricted common stock.

The Company plans to raise an additional $5 million dollars through a private placement.

In addition, the Company has completed a business plan that is being presented to the World Bank for financing a satellite network build-out of Ukraine for approximately 1 million dollars. The plan is intended to be cookie-cutter and presented to the World Bank to finance the satellite network build-out of numerous other countries in 1 million dollar increments.

The Company continues to consider various financings alternatives to satisfy its future expansion, capital improvement, and equipment requirements.


                           FORWARD-LOOKING STATEMENTS

With the exception of historical information, the matters discussed or incorporated by reference in this Report, on Form 10-KSB and, if any, in the Company's 2000 Annual Report to Stockholders are forward-looking statements that involve risks and uncertainties. These forward-looking statements include, but are not limited to, statements about the Company's (i) performance goals, including successful conclusion of efforts to secure government-backed financing, (ii) future revenues and earnings, including revenues from the Company's developmental businesses. The Company makes no commitment to update any forward-looking statement or to disclose any facts, events, or circumstances after the date hereof that may affect the accuracy of any forward-looking statement.

Part II
OTHER INFORMATION

ITEM 1            LEGAL PROCEEDING

The Company has no contingent liabilities resulting from litigation and claims incident to the ordinary course of business.

ITEM 2            CORPORATE NAME CHANGE

On December 19th, 2000 the Company changed its name to Exus Networks, Inc.

ITEM 3            CHANGE IN DIRECTORS AND CONTROL

Currently Isaac Sutton is the only director of the Company. In addition, Mr. Sutton is President and Chief Executive Officer of the Company, Edward Grenvicz is Chief Operating Officer, and Mark L. Mayoka is Chief Financial Officer.

Pursuant to an Agreement and Plan of Reorganization (the "Exchange Agreement") dated January 15, 2001 between the Registrant and the shareholders of Exus Networks, Inc., a New York corporation, Isaac Sutton became the majority shareholder and the sole director of the Registrant. Upon consummation of the Exchange Agreement, the Company acquired one hundred (100%) percent of Exus New York's common stock. In exchange for the delivery to the Company of their Exus New York common stock, Mr. Sutton and other shareholders of Exus New York received an aggregate of twenty million (20,000,000) restricted shares of the Company's common stock. By virtue of the Exchange Agreement, the Company remains in existence as a surviving corporation, with eighty (80%) percent of its outstanding common stock owned by the former shareholders of Exus New York.

ITEM 4            CHANGES IN SECURITIES

On January 15th, 2001 Exus Networks, Inc. (Nevada) acquired 100% of the issued and outstanding share of Exus Networks, Inc. (New York) in consideration for the issuance of 20,000,000 shares of its restricted common stock.

On April 15th, 2001 the Company issued 9,800,000 shares of its restricted common stock to certain key employees.

In June, 2001 the Company issued 700,000 shares of its restricted common stock pursuant to a private placement.

Currently, the Company has 35,773,349 shares of common stock issued and outstanding.

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

ITEM 8            EXHIBITS AND REPORTS ON FORM 8-K

On March 26th, 2001 the Registrant filed the Form 8-K:

Item 1. OF 8-K CHANGES IN CONTROL OF REGISTRANT.

Pursuant to an Agreement and Plan of Reorganization (the "Exchange Agreement") dated January 15, 2001 between the Registrant and the shareholders of Exus Networks, Inc., a New York corporation, Isaac Sutton became the majority shareholder and the sole director of the Registrant. Upon consummation of the Exchange Agreement, the Company acquired one hundred (100%) percent of Exus New York's common stock. In exchange for the delivery to the Company of their Exus New York common stock, Mr. Sutton and other shareholders of Exus New York received an aggregate of twenty million (20,000,000) restricted shares of the Company's common stock. By virtue of the Exchange Agreement, the Company remains in existence as a surviving corporation, with eighty (80%) percent of its outstanding common stock owned by the former shareholders of Exus New York.

Item 2. OF 8-K ACQUISITION OR DISPOSITION OF ASSETS

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

Item 6. OF 8-K RESIGNATION OF REGISTRANT'S DIRECTOR

Pursuant to the Exchange Agreement, Daniel Jefferies resigned as the sole director and officer of the company on January 15th, 2001.

PART III.  SIGNATURES

The information set forth herein reflects all adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim period.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:            August 29, 2001           Exus Networks, Inc.



                                            By:      _________________________
                                                     Isaac Sutton, CEO