Form 10QSB
period 2001-09-30
EXUS NETWORKS  INC
filed 2001-11-26
CIK 810270

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10 QSB

[ X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934.

                     For the period ended September 30, 2001

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the transition period from __________ to ____________
                         Commission File Number: 0-18049


                               EXUS NETWORKS, INC.
             (Exact name of registrant as specified in its charter)

                    Nevada                                     91-1317131
------------------------------------------------           ---------------------
        (State of other jurisdiction of                       (IRS Employer
        incorporation or organization)                     Identification No.)


             29 Broadway
             New York, NY                                         10006
             -------------------------------------------------------------------
             (Address of principal executive offices)            (Zip Code)


Issuer's Telephone Number: 212-514-6600


Check whether the issuer (1) filed all reports required to be filed by Section 13 of 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days YES [x ] NO [].

State the number of shares outstanding of each of the issuer's classes of common equity, as the latest practicable date: There were 37,853,349 shares of the Registrants Common Stock issued and outstanding as of September 30, 2001.

EXUS NETWORKS, INC
CONSOLIDATED BALANCE SHEET

                                                                               09/30/01             12/31/00
                                                                             (Unaudited)
Assets
Current Assets
Cash                                                                                $ 47,304                  $0
Accounts Receivable                                                                   16,555
Prepaid Expenses                                                                      72,502
Inventories, Net                                                                     237,012
Deposits                                                                              37,173
                                                                          -------------------
Total  Current Assets                                                                410,546

Fixed Assets, Net                                                                    316,472

Total Assets                                                                       $ 727,018                  $0
                                                                          ===================   =================

Liabilities and Stockholder's Equity
Current Liabilities
Accounts Payable                                                                 $ 1,080,489
Accrued Expenses                                                                                         255,755
Deferred Income                                                                       77,427
Customer Deposit                                                                      55,772
                                                                                                -----------------
                                                                          -------------------
Total Current Liabilites                                                           1,213,688             255,755

Other Liabilities
Loans Payable                                                                        170,000             355,425
                                                                          -------------------   -----------------

Total Other Liabilites                                                               170,000             355,425
                                                                          -------------------   -----------------
                                                                          -------------------   -----------------
                                                                                   1,383,688             611,180
                                                                          -------------------   -----------------
Total Liabilities

Stockholders' Equity
Common stock, par value $.001
shares authorized 750,000,000
issued and outstanding 37,853,349 (net of 23
treasury shares) and 5,272,309                                                        36,923               5,273
Additional paid-in capital                                                        17,198,865          15,011,757
Accumulated deficit                                                              (17,892,458)        (15,628,210)
                                                                          -------------------   -----------------

Total Stockholders' equity                                                          (656,670)           (611,180)
                                                                          -------------------   -----------------

Total Liabilities and Stockholders' Equity                                         $ 727,018                  $0
                                                                          ===================   =================



             See notes to consolidated financial statements

EXUS NETWORKS, INC
CONSOLIDATED STATEMENT OF OPERATIONS

                                                   (Unaudited)

                                                   Three months ended September 30,          Nine months ended September 30,

                                                         2001                  2000              2001                 2000
                                                   ------------------    -----------------     -------------    ------------------


Sales and service revenue                                  $ 221,044             $ 77,963         $ 649,354             $ 730,937

Cost and expenses

Cost of sales                                                154,530                                403,638                     0
General and administrative                                   904,224               31,946         1,301,012               874,877

                                                   ------------------    -----------------     -------------    ------------------

Net loss before extraordinary item                          (837,710)              46,017        (1,055,296)             (143,940)

Net gain from extraordinary item                                   0              234,520           611,180               234,520
                                                   ------------------    -----------------     -------------    ------------------

Net Profit/(Loss)                                         $ (837,710)           $ 280,537        $ (444,116)             $ 90,580
                                                   ==================    =================     =============    ==================
                                                                                               =============    ==================
Net income/(loss) per commom share
Basic and diluted                                             (0.020)                   0             (0.01)                    0
                                                   ==================    =================     =============    ==================
Basic and diluted weighted average number
of common shares outstanding                              37,853,349           28,505,489        37,853,349            28,505,489
                                                   ==================    =================     =============    ==================





           See notes to consolidated financial statements

EXUS NETWORKS, INC
CONSOLIDATED STATEMENT OF CASH FLOWS
                         (UNAUDITED)


                                                                     Nine months ended September 30,

                                                                           2001                 2000
                                                                     -----------------     ----------------
Cash Flow from Operating Activities:

Net Profit/(Loss)                                                          $ (444,116)            $ 90,580
Adjustments to reconcile net loss to net cash
used by operating activites

Depreciation                                                                   10,000                6,096

Changes in operating assets and liabilities

Accounts Receivable/Other                                                     (16,555)           1,474,267
Prepaid Expenses                                                              (72,502)                   0
Investment                                                                        540              428,976
Deposits                                                                      (37,713)
Accounts Payable                                                            1,080,489              221,794
Inventory                                                                    (237,012)                   0
Work in Progress                                                                    0               62,832
Accrued Expenses                                                             (255,755)            (278,810)
Deferred Income                                                                77,427             (375,123)
Customer Deposit                                                               55,772                    0
Loans Payable                                                                (185,425)          (1,575,906)
                                                                     -----------------     ----------------
                                                                     -----------------     ----------------
Net cash used by operating activities                                         (24,850)              54,706
                                                                     -----------------     ----------------

Investing Activities

Purchase of property and equipment                                           (326,472)                   0
                                                                     -----------------     ----------------
                                                                     -----------------     ----------------
Net cash used in investing activities                                        (326,472)                   0
                                                                     -----------------     ----------------

Financing Activities
Proceeds from notes payable

Issuance of common stock                                                       31,650                    0
Additional Paid In Capital                                                  2,187,108                    0
Accumulated Deficit (prior period adjustment)                              (1,820,132)
                                                                     -----------------     ----------------
Net cash provided by financing activities                                     398,626                    0
                                                                     -----------------     ----------------
                                                                     -----------------     ----------------
Net increase (decrease) in cash                                                47,304               54,706
                                                                     -----------------     ----------------
Cash, and cash equivalents, beginning of period                                     0              (54,530)
                                                                     =================     ================
Cash, and cash equivalents, end of period                                    $ 47,304                $ 176

                                                                     =================     ================

PART I.
ITEM 1   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of presentation
         The accompanying unaudited financial statements of Exus Networks, Inc. (formerly E*twoMedia.Com) (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions for Form 10-QSB.

         Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 2000.

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

         In June 2001 the company issued 700,000 shares as part of a three million share private placement offering. Currently, the company has 37,853,349 shares of common stock issued and outstanding as of September 30th, 2001.

         In August 2001 the company issued an additional 2,300,000 shares pursuant to the private placement offering. In addition a net 220,000 shares were redeemed for services.

Note 4 - Income Taxes:

         Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the recorded book basis and tax basis of assets and liabilities for financial and income tax reporting. ___ The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible then the assets and liabilities are recovered or settled. Deferred taxes are also recognized for operating losses that are available to offset future taxable income and tax credits that are available to offset federal income taxes.

         Due to recurring losses the company, currently has no income taxes due. As of September 30, 2001 the Company has a deferred tax asset of $0. Due to recurring losses the company has a zero valuation allowance.

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

Exus Networks, Inc. is a global provider of a broad array of value-added, satellite and terrestrially based communications services to a diverse client base that includes medium to large multi- national businesses, Internet service providers (ISP's), and governmental agencies. Through service agreements and strategic relationships with satellite, teleport, and terrestrial network operators, and the Company's satellite gateway and data center in New York, the Company is poised to benefit from the growing need for affordable, premium quality managed data networking services. This is particularly true in emerging markets where Exus benefits from first mover advantage.

Revenue from sales and services for the three months ending September 30, 2001 aggregated $221,044, as compared with revenue from sales and services of $204,524 for the three months ending June 30, 2001. Net loss from operations for the three months ending September 30, 2001 was $837,710, as compared with a net loss from operations of $54,590 for the three months ending June 30, 2001. The increase in the loss was mainly attributed to a ramp up of product marketing and development costs along with reorganization costs. Comparisons of financial performance to earlier periods are not relevant as prior to December 31, 2000, Exus Networks Inc. operated as E*twoMedia.com and engaged in a different line of business.

In September, the company reorganized into three separate divisions. A pre-paid cellular division, a mobile satellite division, and a satellite network division. The first division (Pre-paid Cellular) consists of a pre-paid cellular phone branded as RoamBuddy(TM). RoamBuddy (TM) is a mobile GSM cellular phone service designed for travelers. It was launched on September 1, 2001 and provides users with a pre-paid, flat-rate, cellular service for use while traveling in over 100 countries. In partnership with Swisscom Mobile, Switzerland's leading mobile communications provider, Exus' RoamBuddy (TM) starter package includes a Tri-band GSM telephone and 800 calling units of pre-paid usage. The Company launched its marketing program and developed a new website located at http://wwww.roambuddy.com. Product sales have been negatively impacted by the September 11th World Trade Center disaster which took place immediately after the product launch on September 1, 2001. The dramatic decrease in domestic and international travel has extended and delayed product sales.

The second division (Mobile Satellite) consists of two product lines which are the Inmarsat and Thuraya mobile satellite phones. Thuraya is a newly launched regional satellite provider utilizing satellite phones made by Hughes that also work on a GSM-based network. Thuraya recently launched its marketing program and developed a new website located at http://www.thuraya.com. The company is in the process of marketing and promoting the Thuraya mobile satellite phone pending finalization of a billing platform to facilitate product distribution. The company has donated to the International Federation of the Red Cross of Central Asia six Thuraya mobile satellite phones and 1,000 units of service with each phone. These phones provide GSM and satellite-based voice and data connectivity across most the globe, freeing end users from dependency on landlines and local cellular networks. The Red Cross intends to use the phones in Uzbekistan, Kazakhstan, and Tajikistan for maintaining communications contact while assisting with the refugee crisis and supplying humanitarian aid to these regions affected by the war in Afghanistan.

The Company also sells Inmarsat mobile satellite equipment and services. The Company has country licenses in Kazakhastan and Ukraine. Sales for 2000 were approximately $800,000. The majority of the company's current sales are attributable to this division.

The third division (Satellite Network) provides both content and connectivity. The current content development area is within Continuing Medical Education
(CME). The company has signed a Memorandum of Understanding (MOU) with Medical Centre for Postgraduate Education (MCPE), a Polish government-sponsored Continuing Medical Education (CME) provider.

The MOU calls for the creation of a satellite-based telemedicine network that will provide Poland-based doctors with access to continuing education programs delivered from the U.S., Europe, and Israel. The CME-based information will be delivered using streaming media, VoIP communication services, and video teleconferencing, among other telecommunication technologies. MCPE, through CME programs, trains approximately 20,000 doctors annually, who are collectively in contact with some 10,000,000 total patients.

The initial deployment of this program calls for the installation of VSAT terminals at hospitals in Warsaw, Posnan, and Katovitz, which will be connected to Exus' shared satellite network. The Polish Ministry of Health will provide the licenses for operation of these satellite-based services.

Under the agreement, Exus will be responsible for installing and maintaining the network infrastructure that will provide the necessary connectivity to operate the MCPE's CME programs. Exus will also be responsible for managing business relationships and financial arrangements with CME content providers. Both MCPE and Exus Networks will pursue financing for the project through a combination of international, Polish government initiated grants; sponsorships from companies in the health industry; and course fees charged to doctors. The programs are expected to commence in the first quarter of 2002 and yield $2 million in revenue.

In furtherance of developing its connectivity network, the company formed strategic partnerships with the following leading companies: Cogent, Dynegy, and Qwest Communications. On August 8, 2001 the Company entered into a strategic partnership with NetSat Express, a subsidiary of GlobeComm Systems, Inc. a provider of end to end, value added satellite-based communications services. Under the terms of the three (3) year, $7 million agreement, Exus will establish a shared satellite network for which NetSat Express will provide the satellite services and GlobeComm Systems will provide network equipment, engineering, service provisioning and ongoing operations and maintenance. Exus' shared satellite network will utilize Loral Skynet's Telstar 10/Apstar IIR satellite which will be able to provide Internet and telephony (IP) connectivity globally through its existing offices and planned offices in: Ukraine, Turkey, Uzbekistan, Greece, Kazakhstan, Poland, Pakistan, Yugoslavia, Bangladesh, Albania, India, Cyprus, and Russia.

Revenues are projected to begin in 2002 and to be in excess of 10 million dollars for the shared satellite network division in 2002.

The Company's main office is in New York City and the Company has opened new offices in Irvine, California and Marlborough, Massachusetts. Internationally the Company has offices in Ukraine, Uzbekistan, Kazakhstan, Cyprus, and Poland. The Company currently has 35 employees at these various locations.

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

ITEM 2            CORPORATE NAME CHANGE

On December 19th, 2000 the Company changed its name to Exus Networks, Inc.

ITEM 3            CHANGE IN DIRECTORS AND CONTROL

Currently Isaac Sutton is the only director of the Company. In addition, Mr. Sutton is President and Chief Executive Officer of the Company and Mark L. Mayoka is Chief Financial Officer.

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

In June 2001 the Company issued 700,000 shares of its restricted common stock pursuant to a private placement.

In August 2001 the Company issued 2,300,000 shares of its restricted common stock pursuant to a private placement, which 220,000 shares were redeemed for services.

Currently, the Company has 37,853,349 shares of common stock issued and outstanding.

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


Dated:            November 26, 2001         Exus Networks, Inc.




                                            By:      _________________________
                                                     Isaac Sutton, CEO