Form 10KSB
period 2001-12-31
EXUS NETWORKS  INC
filed 2002-05-20
CIK 810270

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-KSB
 [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT
     OF 1934
                   For the fiscal year ended December 31, 2001

                               EXUS NETWORKS, INC.
             (Exact name of Registrant as specified in its charter)

                         Commission File Number: 0-18049

            Nevada                                       91-1317131
   (State of incorporation)                    (IRS Employer Identification No.)

                         150 E. 58th Street, 25th Floor
                            New York, New York 10155
               (Address of principal executive offices) (Zip Code)

                  Registrant's Telephone Number: (212) 514-6600

         Securities registered under Section 12(b) of the Exchange Act:
    (Title of each class)           (Name of each exchange on which registered)
             None                                       None

         Securities registered under Section 12(g) of the Exchange Act:
                              (Title of each class)
                          Common Stock, $.001 par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year: $781,032.

The number of shares of Common Stock held by nonaffiliates of the registrant (as determined for the purpose of this Form 10-KSB only) as of May 1, 2002 was 19,738,818 with an approximate aggregate market value of $ 1,381,717 (based upon the average of the bid and asked prices of such shares as of such date). The number of shares of the Common Stock of the issuer outstanding as of May 1,2002 was 40,738,818.

                                TABLE OF CONTENTS
                                                                           Page


GENERAL NOTE................................................................ 3

PART I   ................................................................... 3
         Item 1.  Description of Business................................... 3
         Item 2.  Description of Properties................................. 8
         Item 3.  Legal Proceedings......................................... 17
         Item 4.  Submission of Matters to a Vote of Security Holders......  17

PART II....................................................................  17
         Item 5.  Market for Common Equity and Related Stockholder Matters.  17
         Item 6.  Management's Discussion and Analysis or Plan of Operations 18
         Item 7.  Financial Statements.....................................  19
         Item 8.  Changes in and Disagreements with Accountants
                           on Accounting and Financial Disclosure..........  19

PART III.................................................................... 20
         Item 9.  Directors, Executive Officers, Promoters and Control
                   Persons of the Company, Compliance with Section 16(a)
                   of the Exchange Act.....................................  20
         Item 10. Executive Compensation...................................  23
         Item 11. Security Ownership of Certain Beneficial Owners
                 and Management............................................  24
         Item 12.          Certain Relationships And Related Transactions..  24
         Item 13. Exhibits, Lists, and Reports on Form 8-K.................  24

GENERAL NOTE

         This report contains forward-looking statements based on current expectations assumptions, estimates, and projections about Exus Networks, Inc. and our industry. These forward-looking statements involve risks and uncertainties. Exus Networks, Inc.'s actual results could differ materially from those anticipated in such forward-looking statements as a result of certain factors, as more fully described in this section and elsewhere in this report. Exus Networks, Inc. undertakes no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

                                     PART I

Item 1. Description of Business

Introduction

         Exus Networks, Inc. (the "Company") is engaged in the business of providing telecommunications services and equipment on a global basis. The Company's primary focus is on the emerging markets, primarily those of Central Asia, Eastern Europe, and the Commonwealth of Independent States.

         The Company was incorporated on September 26, 1985 as Gemini Energy Corporation under the laws of the State of Nevada. On January 28,1994, the Company's name was changed to Nerox Energy Corporation. On April 24,1998 the Company's name was changed to Nerox Holding Corporation. On December 15, 1998 the Company's name was changed to E*twoMedia.com. As of August 31, 1999, the Company acquired all of the issued and outstanding shares of common stock of Free Publishing Services Limited. Operations ceased in the fourth quarter of 2000, and the Company became inactive pursuant to a share purchase agreement with Mintcanyon Business Ltd., entered into on December 29, 2000. The Company sold all its shares in Free Publishing Services Ltd. in exchange for the assumption of specified assets and liabilities. On December 19, 2000 the Company's name was changed to Exus Networks, Inc. Pursuant to an Agreement and Plan of Reorganization (the "Exchange Agreement") dated January 15, 2001 between the Company and the shareholders of Exus Networks, Inc., a New York corporation ("Exus"), Isaac H. Sutton became the majority stockholder and the sole director of the Company. Upon consummation of the Exchange Agreement, the Company acquired all of Exus' common stock and the shareholders of Exus received 20,000,000 shares of the Company's common stock.

         Exus is in the mobile satellite communications industry. Exus sells portable communications equipment and services that provide voice, fax, and data connectivity via satellite-based systems. The Company believes that the primary advantage mobile satellite telephony has over other wireless mobile solutions, such as cellular communications, is that the user has communications service anywhere, so long as the user is in the "footprint" of the satellite system. The satellite system can be global in nature or include several continents. This is different from cellular service where the user is dependent on proximity to a local cellular tower to communicate. Exus is operating in various emerging market countries such as Uzbekistan, Ukraine, Poland, Cyprus, and Kazakhstan. Its customers include or has included government agencies, relief organizations, and companies such as Exxon-Mobil, Schlumberger, Parker Drilling, Chevron, and Ernst and Young.

         Management believes that the telecommunications industry in the United States suffers from an excess of bandwidth and overspending on terrestrial and cellular network infrastructure, all resulting from demand for telecommunications services which did not materialize as the industry anticipated. In contrast, the Company operates in countries with a limited and outdated telecommunications infrastructure that cannot support the demand for services. Services which the Company believes are taken for granted in the United States, such as internet access, international long distance calling, and in some regions, even local dial tone, are unavailable in many emerging market regions, or are available, with poor quality of service and exorbitant pricing. The Company believes that as a result, it can capitalize in emerging markets by offering its services and products.

Business Strategy

         The Company's business strategy includes expanding the operations of its established Mobile Satellite Division and to further develop its Shared Satellite Network, Division Distance Learning Division and RoamBuddy Division. The Company believes that strategic acquisitions will allow it to accelerate sales growth, increase profitability and expand its geographic presence. The Company is in the process of identifying and evaluating acquisition candidates consistent with its acquisition strategy. The Company intends to utilize its capital stock in connection with its acquisition strategy.

Expanding Our International Presence

         The Company intends to focus its plans for expansion on the emerging market countries of the world, especially those of Central Asia, Eastern Europe, and the Commonwealth of Independent States. The Company intends to open a new offices in Russia, Slovakia, Romania, Hungary, Turkey, Greece, Azerbaijan, Turkmenistan and Georgia provided that the Company secures additional financing.

Mobile Satellite Division

Industry Overview

         ING Barings recently forecasted the mobile satellite market to reach over $4 billion in 2004 and to double to more than $8 billion in 2009. The Company is attempting to capture a portion of this market by marketing two distinct brands of mobile satellite communication devices. The Company is an authorized reseller of both Inmarsat and Thuraya equipment, as well as an authorized distributor of airtime on each satellite system.

Inmarsat

         The Inmarsat satellite system began in 1979 with the goal of serving the maritime industry by developing satellite communications for ship management and distress and safety applications. Inmarsat currently operates a global satellite system which is used by independent service providers to offer a range of voice and multimedia communications for mobile customers or customers in remote locations. Inmarsat has expanded into land, mobile, and aeronautical communications. In 2001, the Company's Inmarsat sales were made through the Company's international offices. Beginning in the second quarter of 2002, Inmarsat expects to launch a new product targeted at domestic users with a need for mobile, high speed internet access.

Thuraya

         Thuraya Satellite Telecommunications operates a satellite system that provides satellite telephone services to 99 countries. Thuraya offers satellite-based telephony through a dynamic mobile phone that combines satellite, GSM, and GPS in one device. Thuraya's satellite was launched in the third quarter of 2001 and commercial usage began in the fourth quarter of 2001. The Company believes Thuraya equipment is exceptional in its small size and substantial cost-savings to end users. The Company's installed base of Inmarsat customers serves as a foundation for sales of the Thuraya line as well as other products. The Company also markets the Thuraya line of devices which offers voice and data connectivity in remote areas in addition to offering access to traditional GSM cellular networks.

Shared Satellite Network

         In August 2001, the Company entered into a three-year, strategic partnership with NetSat Express, a subsidiary of Globecomm Systems, Inc. that provides end-to-end satellite-based communications services which will commence within three months of the payment to NetSat of the down payment in the amount of approximately $300,000. Pursuant to the agreement, the Company has agreed to pay NetSat Express approximately $7,000,000 over three years for the use of its satellite network. Utilizing Loral Skynet's Telstar 10/Apstar IIR satellite which provides coverage to Asia, Australia, and almost all of Europe and Africa, the Company intends to provide internet and telephony services (using IP technology) to markets spanning four continents, reaching over 75% of the world's population. The Company intends to use the shared satellite network, in conjunction with its business and telecommunications licenses to enable the Company to offer its potential customers an end-to-end solution.

         The shared satellite network which the Company is in the process of assembling is intended to be a low-cost alternative to purchasing dedicated satellite connectivity, allowing the Company's potential customers to utilize broadband satellite connectivity on an on-demand basis, as compared to a flat rate for a dedicated connection. The Company anticipates that the network will offer affordable, high speed broadband connectivity to regions in Central Asia and the CIS countries which do not have internet access or have only dial-up internet access.

         The Company believes that the shared satellite system will provide additional opportunities. The Company is researching new markets and planning new divisions to leverage the shared satellite network. By way of example, the Company is exploring opportunities in international calling cards, voice over IP telephony, and international cellular service.

         The Company believes that the use of satellites to provide broadband Internet connectivity is the optimum solution for emerging markets. Terrestrial infrastructures are overburdened and in most emerging markets, either not available to a significant percentage of the population or technologically out of date. Internet services delivered over satellite network architecture immediately bypass terrestrial systems. In addition, satellite-based communication is relatively inexpensive since costs associated with cabling are reduced. Satellites are suitable for carrying Internet traffic because of their ability to provide asymmetric bandwidth and because of the inherent multicast nature of satellite transmission. They can reach remote locations where there is little or no terrestrial telecommunications infrastructure.

         For example, in the Ukraine which has 100 million square kilometers and five distinct geographic metropolitan areas, the Company estimated that the infrastructure expense for installing a terrestrial broadband network would cost $100 to $500 million. In addition, the installation process could take two to three years. Installation of a satellite network can be completed in a few months and at a fraction of the cost. The fundamental advantages of a satellite network are:

        o Ease of implementation; adding an individual country to the network can be completed in six months

        o Geographic availability; all regions of the country will be covered

        o Direct access to the Internet backbone; insures high quality, fast Internet access

        o Flexibility; bandwidth is dynamically apportioned for peak demand

        o Scalability; new nodes can be added to the network as overall demand increases

        o Lower cost; no other existing system can provide such a low-cost solution

         The Company intends that Uzbekistan and Ukraine will be the first countries on its shared satellite network. Located in Central Asia, Uzbekistan has a population of 24 million people. Uzbekistan's border with Afghanistan and cooperation in serving as a base for U.S. military activities in Central Asia have brought the country global attention in recent months. The United States has committed to provide Uzbekistan with financial assistance. The Company believes that a portion of the assistance will be allocated towards developing the country's communications infrastructure.

Distance Learning

         In October 2001, the Company entered into an agreement with Medical Centre for Postgraduate Education ("MCPE"), a Polish government-sponsored continuing medical education ("CME") organization, to provide Poland-based doctors with access to continuing medical education resources. MCPE, through CME programs, trains approximately 20,000 doctors annually, who are collectively in contact with approximately 10 million patients. Initial deployment of this program calls for the installation of VSAT terminals at hospitals in Warsaw, Posnan, and Katovitz, which will be connected to the Company's shared satellite network. The Company has not yet established its shared satellite network which is dependent upon receiving additional financing, of which there is no assurance. The Polish Ministry of Health will provide the licenses for operation of these satellite-based services.

         The agreement with the Polish Ministry of Health is a model the Company is attempting to replicate in countries in Eastern Europe, Central Asia, and the former Soviet bloc. CME in these countries is, in general, centrally controlled by a single government authority which implements programs utilizing traditional methods such as seminars and classroom instruction. At the same time, there is a large population of medical professionals constantly seeking to enhance their education and track the latest advancements in medicine. The Company plans to offer CME utilizing its satellite based services in the Ukraine and Uzbekistan. The Company intends to market its CME services through government sponsors. The Company intends to obtain CME content from leading medical institution in the US, Europe, and Israel.

         The Company also intends to establish partnerships with leading pharmaceutical companies, medical equipment manufacturers, and other international companies in the health industry. The Company intends to offer these corporate partners the opportunity to educate a highly-targeted audience of doctors, nurses, medical technicians, and other medical professionals about the availability and benefits of healthcare products and services. Varying levels of corporate sponsorships are intended to be available, based on the number of CME participants in a given program, the number of patients to which those participants are exposed, and the buying capacity of consumers in the targeted country. Other revenue streams from our Distance Learning Division will come from tuition fees paid by end users and their sponsors, targeted advertising and sales of web-based services to certain CME students.

         The Distance Learning Division is also developing programs to deliver educational resources outside of the medical world. The distance learning initiative is an example of the potential applications the Company's global shared satellite network to offer more than just an internet connection.

RoamBuddy

         In July 2001 the Company launched the RoamBuddy(TM) division. The RoamBuddy Division markets, and distributes user-friendly, pre-paid communications products under the RoamBuddy brand name. The RoamBuddy name and icon is trademarked.

         In September 2001 the Company began offering the RoamBuddy travel phone which provides a simple pre-paid, flat-rate, cellular service for use while traveling in over one-hundred countries. Using this product, international travelers can buy our service and use it almost anywhere in the world, for a competitive flat rate for calls, without having to commit to a service contract. To develop this product, the Company partnered with Swisscom Mobile. RoamBuddy markets a starter package which includes a high-end tri-band GSM telephone, a SIM card, and eight-hundred units of pre-paid calling. The phone, SIM card, and units can also be purchased separately.

         The Company originally planned this product to market to U.S. business people, students, and vacationers traveling abroad who would be in need of simple and affordable cellular services. The Company has also found an international market for its product.

         Aside from our own global offices, the Company has developed and is developing various channels for distribution of our RoamBuddy products. These include an e-commerce site, www.roambuddy.com, a direct sales force, national retail stores, targeted catalogs, travel agencies, and universities and college campuses. To promote the RoamBuddy brand name, the Company has launched a brand awareness campaign that included mass mailings to national publications and free trial RoamBuddy phones for a select list of travel writers and editors. The Company's efforts have received coverage in publications and websites such as The Wall Street Journal, Wireless Week, USAToday.com, The Cleveland Plain Dealer, and Sarasota Herald Tribune, among others. In development are a number of marketing campaigns for RoamBuddy, including a promotional program targeting students traveling abroad each semester, a direct representation program for pilots and flight attendants, and a major distribution agreement with a duty free chain with stores in airports around the world which are dependent upon the receipt of additional financing.

         In January 2002, the Company entered into a distribution agreement with Columbia Telecom, S.A., a Greek telecommunication company, to market and distribute the Inmarsat, Thuraya, and RoamBuddy product lines.

Employees

         As of May 15, 2002, the Company had 23 employees, including five in management, five in sales, nine in administration and four technical employees. The Company believes that its relations with employees are good.

Competition

         The Company's mobile satellite division competes with companies such as Globalstar,and Iridium. The Company believes that the Inmarsat products and services offered can compete favorably because the Inmarsat network is established with licenses in 171 countries and the Thuraya products offer consumers high quality products with desirable features. The Shared Satellite Network division will compete with Deutsche Telecom, Global One and France Telecom. The Company believes that it will be able to compete favorably because of the licenses in individual countries which the Company has assembled and is assembling. The RoamBuddy division competes with companies such as Nextel, VoiceStream and AT&T. The Company believes that it can compete favorably with these companies by offering prepaid single roaming rates service at lower prices. The Company's distance learning division will be one of the first companies to offer distance learning in emerging market countries. Many of the Company's existing competitors as well as a number of potential new competitors have significantly greater financial, technical, marketing and other resources.

Item 2. Description of Properties

         The Company owns or leases, in its operating territories, telephone property which includes fiber optic backbone and distribution network facilities, point-to-point distribution capacity, central office switching equipment, connecting lines between customers' premises and the central offices, and customer premise equipment. The central office switching equipment includes electronic switches and peripheral equipment. The fiber optic backbone and distribution network and connecting lines include aerial and underground cable, conduit, and poles and wires. These facilities are located on public streets and highways or on privately-owned land. The Company has permission to use these lands pursuant to consent or lease, permit, easement, or other agreements.

         The Company and its subsidiaries in Ukraine, Kazakhstan, Poland, Cyprus, and Uzbekistan, lease facilities for its administrative and sales offices. The various leases expire in years ranging from 2002 to 2008. For the year ended December 31, 2001, the Company paid aggregate rentals of approximately $100,000. Most have renewal options. In the fourth quarter of 2001, the Company relocated its corporate headquarters within New York City. Additional office space and equipment rooms will be leased as operations are expanded and as new network components are constructed. The Company anticipates that it will require additional facilities to support its growth strategy.

Risk Factors

The Company may be unable to raise additional funds to continue operations.

         The Company has incurred negative cash flows from operations in each year since its inception. The Company requires an immediate infusion of at least $2,000,000 to continue operations. The Company's future liquidity and capital requirements are difficult to predict, as they depend on numerous factors, including the success of the Company's existing product and services offerings as well as competing technological and market developments. The Company needs to raise additional funds in order to meet its immediate working capital requirements and to support additional capital expenditures. Additional funds may not be available when needed and, even if additional funds are available, the Company may not find the terms favorable or commercially reasonable. If adequate funds are unavailable, the Company may be required to cease operations. If the Company raises additional funds by issuing equity securities, the Company's existing stockholders will own a smaller percentage of the Company's capital stock and new investors may pay less on average for their securities than, and could have rights superior to, existing stockholders. If the Company is not able to raise additional funds, the Company may have to curtail or cease operations.

The Company has a history of operating losses and negative cash flow and expect its losses to continue.

         The Company has incurred significant net losses since it began operating in 1998. The net losses include net losses of $4,685,000 during the year ended December 31, 2001 and $755,000 during the year ended December 31, 2000. As of December 31, 2001, the Company's accumulated deficit was approximately $6,514,000 and the working capital deficit was $2,113,000. The Company anticipates that it will continue to incur net losses. The Company's ability to achieve and maintain profitability will depend upon its ability to obtain additional financing and to generate significant revenues. The Company cannot assure you that it will be able to generate significant additional revenues or offer any new products or services. Even if the Company becomes profitable, it may not sustain or increase its profits on a quarterly or annual basis in the future.

Since sales of satellite communications equipment are dependent on the growth of communications networks, as market demand for these networks declines, the Company's revenue and profitability are likely to decline.

         The Company expects to derive a significant amount of revenue from the sale of communications products. If the long-term growth in demand for communications products does not occur as the Company expects, the demand for its services may decline or grow more slowly than the Company expects. As a result, the Company may not be able to grow its business. The demand for communications products is affected by various factors, many of which are beyond the Company's control.

Risks associated with operating in international markets could restrict the Company's ability to expand globally and harm its business and prospects.

         The Company markets and sells its products and services in the United States and internationally. The Company anticipates that international sales will account for a significant portion of the Company's total revenues for the foreseeable future. There are some risks inherent in conducting business internationally.

         o changes in regulatory requirements could restrict the Company's ability to deliver services to its international customers;

         o export restrictions, tariffs, licenses and other trade barriers could prevent the Company from adequately equipping its network facilities;

         o differing technology standards across countries may impede the Company's ability to integrate its products and services across international borders;

         o political and economic instability in international markets could impede the Company's ability to deliver its services to customers and harm its financial results;

        o protectionist laws and business practices favoring local competition may give unequal bargaining leverage to key vendors in countries where competition is scarce, significantly increasing the Company's operating costs;

        o increased expenses associated with marketing services in foreign countries;

        o  decreases in value of foreign currency relative to the U.S. dollar;

        o relying on local subcontractors for installation of the Company's products and services;

        o  difficulties in staffing and managing foreign operations;

        o  potentially adverse taxes;

        o  complex foreign laws and treaties; and

        o  difficulties in collecting accounts receivable.

         These and other risks could impede the Company's ability to manage its international operations effectively, limit the future growth of its business, increase its costs and require significant management attention.
If the Company does not execute its business strategy or if the market for its services fails to develop or develops more slowly than it expects, the Company's stock price may be adversely affected.

         The Company's future revenues and results of operations are dependent on its execution of its business strategy and the development of the market for its current and future services. If the market for its current or future services fails to develop, or develops more slowly than it expects, then the Company's stock price may be adversely affected.

Currency devaluations in the foreign markets in which the Company operates could decrease demand for its products and services.

         The Company denominates its foreign sales in U.S. dollars. Consequently, decreases in the value of local currencies relative to the U.S. dollar in the markets in which the Company operates, adversely affect the demand for its products and services by increasing the price of its products and services in the currencies of the countries in which they are sold. The difficult economic conditions in international markets and the resulting foreign currency devaluations may adversely impact the Company's results of operations.

You should not rely on the Company's quarterly operating results as an indication of its future results because they are subject to significant fluctuations, and if the Company fails to meet the expectations of public market analysts or investors, its stock price could decline significantly.

         The Company's future revenues and results of operations may significantly fluctuate due to a combination of factors, including:

        o the length of time needed to initiate and complete customer contracts;

        o  delays and/or a decrease in the booking of new contracts;

        o the demand for and acceptance of the Company's existing products and services;

        o  the cost of providing the Company's products and services;

        o the introduction of new and improved products and services by the Company or its competitors;

        o  market acceptance of new products and services;

        o  the timing of significant marketing programs;

        o  the Company's ability to hire and retain additional personnel;

        o  the competition in the Company's markets; and

        o general economic conditions in the United States and abroad may adversely impact the Company's quarterly results.

         Accordingly, you should not rely on quarter-to-quarter comparisons of the Company's results of operations as an indication of its future performance. It is possible that in future periods the Company's results of operations may be below the expectations of public market analysts and investors, which could cause the trading price of its common stock to decline.

The Company's markets are highly competitive and the Company may lose market share as a result.

         The markets in which the Company operates are highly competitive and this competition could harm the Company's ability to sell its products and services on prices and terms favorable to the Company.

         The Company anticipates that its competitors may develop or acquire services that provide functionality that is similar to that provided by the Company's services and that those services may be offered at significantly lower prices or bundled with other services. In addition, the Company anticipates that continuing deregulation worldwide is expected to result in the formation of a significant number of new competitive service providers over the next two to three years. These competitors have the financial resources to withstand substantial price competition and may be in a better position to endure difficult economic conditions, and may be able to respond more quickly than the Company can to new or emerging technologies and changes in customer requirements. Moreover, many of the Company's competitors have more extensive customer bases, broader customer relationships and broader industry alliances that they could use to their advantage in competitive situations.

         The markets in which the Company operates have limited barriers to entry and the Company expects that it will face additional competition from existing competitors and new market entrants in the future. Moreover, the Company's current and potential competitors have established or may establish strategic relationships among themselves or with third parties to increase the ability of their products and services to address the needs of the Company's current and prospective customers. Existing and new competitors with their potential strategic relationships may rapidly acquire significant market share, which would harm the Company's business and financial condition.

If the satellite communications industry fails to continue to develop or new technology makes it obsolete, the Company's business and financial condition will be harmed.

         The Company's business is dependent on the continued success and development of satellite communications technology, which competes with terrestrial communications transport technologies like terrestrial microwave, coaxial cable and fiber optic communications systems. If the satellite communications industry fails to continue to develop, or any technological development significantly improves the cost or efficiency of competing terrestrial systems relative to satellite systems, then the Company's business and financial condition would be materially harmed.

The Company's inability to effectively manage its growth and expansion could seriously harm its ability to effectively run its business.

         Any failure to manage the Company's growth effectively could seriously harm its ability to respond to customers, monitor the quality of its products and services and maintain the overall efficiency of its operations. If the Company fails to manage any future growth in an efficient manner, and at a pace consistent with the Company's business, its revenues, financial condition and business will be harmed.

The Company will be paid a fixed price in most of its customer contracts, and any variation between the fixed price and the actual cost of performance may harm its financial condition and results of operations.

         A majority of the Company's customer contracts will be on a fixed-price basis. The profitability of these contracts will be subject to inherent uncertainties in the cost of performance, including costs related to unforeseen obstacles and unexpected problems encountered in engineering, design and testing of the Company's products and services. The financial condition of the Company will be dependent on generating a significant number of fixed cost contracts to cover the Company's costs.

If the Company's products and services are not accepted in developing countries with emerging markets, the Company's revenues will be impaired.

         The Company anticipates that a substantial portion of the growth in the demand for its products and services will come from customers in developing countries due to a lack of basic communications infrastructure in these countries. However, the Company cannot guarantee an increase in the demand for its products and services in developing countries or that customers in these countries will accept the Company's products and services at all. The Company's ability to penetrate emerging markets in developing countries is dependent upon various factors including:

        o the speed at which communications infrastructure, including terrestrial microwave, coaxial cable and fiber optic communications systems, which compete with satellite-based services, is built;

        o the effectiveness of the Company's local value-added resellers and sales representatives in marketing and selling its products and services; and

        o  the acceptance of the Company's products and services by customers.

         If the Company's products and services are not accepted, or the market potential for the Company does not develop, its revenues will be impaired.

The Company may not be able to keep pace with technological changes, which would make its products and services become non-competitive and obsolete.

         The telecommunications industry, including satellite-based communications services, is characterized by rapidly changing technologies, frequent new product and service introductions and evolving industry standards. If the Company is unable, for technological or other reasons, to develop and introduce new products and services or enhancements to existing products and services in a timely manner or in response to changing market conditions or customer requirements, the Company's products and services would become non-competitive and obsolete, which would harm its business, results of operations and financial condition.

The Company depends on its suppliers, some of which are its sole or a limited source of supply, and the loss of these suppliers would materially adversely affect its business, results of operations and financial condition.

         The Company currently obtains most of its critical components and services from single or limited sources and generally does not maintain significant inventories or have long-term or exclusive supply contracts with the Company's source vendors. Moreover, the Company will rely on the provider of its shared satellite network as well as the suppliers of the Company's mobile satellite division, RoamBuddy Division and Distance Learning Division. If the Company does not get timely deliveries of quality products and services, or if there are significant increases in the prices of these products or services, it could have a material adverse effect on the Company's business, results of operations and financial condition.

The Company may be unable to lease transponder space on satellites which could limit its ability to provide its services to its customers.

         The Company intends to lease transponder space on satellites in order to provide communications and Internet services to its customers. The supply of transponder space serving a geographic region on earth is limited by the number of satellites that are in orbit above that geographic region. If companies that own and deploy satellites in orbit underestimate the demand for transponder space in a given geographic area or they are simply unable to build and launch enough satellites to keep up with increasing demand, the price for leasing transponder space could rise, increasing the Company's cost of operations or the Company simply may not be able to lease enough transponder space where needed to meet the demands of the Company's customers. The Company currently anticipates that the rapid growth in the demand for satellite-based communications worldwide could lead to a short-term shortage of transponder space.

The Company's network may experience security breaches which could disrupt its services.

         The Company's network infrastructure may be vulnerable to computer viruses, break-ins, denial of service attacks and similar disruptive problems caused by the Company's customers or other Internet users. Computer viruses, break-ins, denial of service attacks or other problems caused by third parties could lead to interruptions, delays or cessation in service to the Company's customers. There currently is no existing technology that provides absolute security, and the cost of minimizing these security breaches could be prohibitively expensive. The Company may face liability to customers for such security breaches. Furthermore, these incidents could deter potential customers and adversely affect existing customer relationships.

Satellites upon which the Company relies may be damaged or lost, or malfunction.

         The damage, loss or malfunction of any of the satellites used by the Company, or a temporary or permanent malfunction of any of the satellites upon which the Company relies, would likely result in the interruption of the Company's satellite-based communications services. This interruption would have a material adverse effect on the Company's business, results of operations and financial condition.

Foreign regulations

         Regulatory schemes in countries in which the Company may seek to provide its satellite-delivered data communications services may impose impediments on the Company's operations. Some countries in which the Company intends to operate have telecommunications laws and regulations that do not currently contemplate technical advances in telecommunications technology like Internet/intranet transmission by satellite. The Company cannot assure you that the present regulatory environment in any of those countries will not be changed in a manner which may have a material adverse impact on the Company's business. Either the Company or its local partners typically must obtain authorization for each country in which the Company will provide its satellite-delivered data communications services. The regulatory schemes in each country are different, and thus there may be instances of noncompliance of which the Company is not aware. The Company cannot assure you that its licenses and approvals are or will remain sufficient in the view of foreign regulatory authorities, or that necessary licenses and approvals will be granted on a timely basis in all jurisdictions in which the Company wishes to offer its products and services or that restrictions applicable thereto will not be unduly burdensome.

Regulation of the Internet

         Due to the increasing popularity and use of the Internet it is possible that a number of laws and regulations may be adopted at the local, national or international levels with respect to the Internet, covering issues including user privacy and expression, pricing of products and services, taxation, advertising, intellectual property rights, information security or the convergence of traditional communication services with Internet communications. It is anticipated that a substantial portion of the Company's Internet operations will be carried out in countries which may impose greater regulation of the content of information coming into the country than that which is generally applicable in the United States. To the extent that the Company provides content as a part of its Internet services, it will be subject to laws regulating content. Moreover, the adoption of laws or regulations may decrease the growth of the Internet, which could in turn decrease the demand for the Company's Internet services or increase the Company's cost of doing business or in some other manner have a material adverse effect on the Company's business, operating results and financial condition. In addition, the applicability to the Internet of existing laws governing issues including property ownership, copyrights and other intellectual property issues, taxation, libel and personal privacy is uncertain. The vast majority of these laws were adopted prior to the advent of the Internet and related technologies and, as a result, do not contemplate or address the unique issues of the Internet and related technologies. Changes to these laws intended to address these issues, including some recently proposed changes, could create uncertainty in the marketplace which could reduce demand for the Company's products and services, could increase the Company's cost of doing business as a result of costs of litigation or increased product development costs, or could in some other manner have a material adverse effect on the Company's business, financial condition and results of operations.

Item 3. Legal Proceedings

         The Company is not party to any legal proceeding that it believes would, individually or in the aggregate, have a material adverse effect on its financial condition or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters

         The common stock is listed on the OTC Bulletin Board under the symbol "EXUS." Following is the range of high and low sales prices on the OTC Bulletin Board for the common stock for the periods indicated. This chart was based on information received from the OTC Bulletin Board. The prices reflect a 1:200 reverse stock split effective November 1, 2000.

                                      High     Low
                                    -------  ------
Calendar Year 2000
   First Quarter  ................   $1,700  $162.50
   Second Quarter ................   $1,200  $90.00
   Third Quarter  ................   $106.00 $14.00
   Fourth Quarter ................   $14     $2.00

Calendar Year 2001
   First Quarter  ................   $3.50   $0.21
   Second Quarter ................   $2.15   $0.13
   Third Quarter  ................   $1.90   $0.13
   Fourth Quarter  ...............   $0.39   $0.14

Holders

         At the date of this filing, there are approximately 650 shareholders of the Company's common stock.

Dividends

         The Company has paid no dividends on its common stock and for the foreseeable future has no plans to pay dividends.

Sale of Unregistered Securities

         In October 2001 the Company issued 25,625 restricted common shares to two consultants for services rendered on behalf of the Company and 70,000 shares to Olshan Grundman Frome Rosenzweig & Wolosky LLP for payment of certain liabilities, and 500,000 shares to New Century Capital Consultants for financial consulting services rendered on behalf of the Company pursuant to Section 4(2) of the Securities Act of 1933, as amended.

         In November and December 2001 the Company issued 46,536 restricted common shares to Jericho Communications, Inc. for media relations work performed in connection with the Company's RoamBuddy Division pursuant to Section 4(2) of the Securities Act of 1933, as amended.

         In December 2001 the Company issued 1,000,000 shares to M. David Kamrat, pursuant to a consulting agreement between the Company and Mr. Kamrat; 200,000 restricted common shares to two consultants for public and investor relations consulting services rendered on behalf of the Company; and 400,000 restricted common shares to eight employees as a bonus for their services on behalf of the Company pursuant to Section 4(2) of the Securities Act of 1933, as amended.

Item 6. Management's Discussion and Analysis or Plan of Operations

        The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Company's financial statements and the notes thereto.

Results of Operations

         Year ended December 31, 2001 compared to year ended December 31, 2000

         Sales and Service Revenue

         For the year ended December 31, 2000, sales and service revenue was $747,000 as compared to $781,000 for the year ended December 31, 2001, an increase of 4.6% . The sales are primarily attributable to the Company's Mobile Satellite Division. Management does not deem the increase in sales to be significant.

         Gross Profit

         For the year ended December 31, 2000, gross profit was $244,000, 32.6% as a percentage of sales and service revenues, as compared to $225,000, 28.9% as a percentage of sales and service revenues for the year ended December 31, 2001. Management attributes the decrease in gross profit percentage as a percentage of sales to service revenues primarily to lower pricing as a result of increased competition.

         General and Administrative Expenses

         For the year ended December 31, 2000, general and administrative expenses were $991,000 as compared to $1,591,000 for the year ended December
31, 2001, an increase of 60.5%. Management attributes the increase in general and administrative expenses primarily to expenses of being a public company, an increase in personnel in connection with the Company's anticipated expansion and the launch of the RoamBuddy product line.

         Research and Development Expenses

         For the year ended December 31, 2001, the Company incurred research and development expenses of $432,000 in connection with the development of new product lines.

         Stock Based Compensation

         For the year ended December 31, 2001, the Company incurred stock based compensation expenses of $2,582,000 attributable to the issuance of shares of common stock for services.

         Other Expenses

         For the year ended December 31, 2000, the Company incurred other expenses of $8,000 as compared to $305,000 for the year ended December 31, 2001. Management attributes the increase primarily to the development of a new distribution channel and a potential acquisition which was not consummated.

Liquidity and Capital Resources

         The Company has funded its requirements for working capital primarily through the sale of the Company's products and services, private borrowings and the sale of the Company's securities. As of December 31, 2001, the Company had a working capital deficit of $2,113,000.

         At December 31, 2000 and 2001, the Company owed approximately $187,000 and $206,000, respectively, to Unified Networks, Ltd., a Cyprus company controlled by Isaac H. Sutton, the Company's Chief Executive Officer, a director and principal stockholder. The advances are payable upon demand together with interest at the rate of 2% per annum.

         At December 31, 2000 and 2001, the Company owed Mr. Sutton the sum of $324,000 and $108,000, respectively. The loans bear interest at the rate of 10% per annum and are payable upon demand. Mr. Sutton received payments of approximately $215,000 against such advances during the year ended December 31, 2001.

         In the second and third quarters of 2001, the Company sold an aggregate of 3,000,000 shares of common stock at a purchase price of $.50 per share, resulting in net proceeds of $1,380,000.

         As of December 31, 2001, the Company owed payroll taxes of $477,000.

         At December 31, 2002, the Company owed the amount of $136,172 to three current and former employees pursuant to a promissory note bearing interest at the rate of 10% per annum and which is due on December 31, 2002.

         In December 2001, Company borrowed the sum of $500,000 pursuant to a secured promissory note. The note bears interest at the rate of 15% per annum and is secured by all of the Company's assets. The note is due in July 2002.

         For the year ended December 31, 2001, net cash flows used in operating activities was $1,518,326 which was attributable to a net loss in the amount of $4,684,643, a decrease in accrued expenses of $955,525, a decrease in customer deposits of $17,147, increases in inventories of $95,583 and increases in security deposits of $26,155, offset by depreciation of $9,776, loss on disposal of fixed assets of $255,994, stock issued for services of $2,581,925 decreases in accounts receivable and prepaid expenses of $19,389 and $12,950, respectively increases in accounts payable of $958,972, increases in payroll taxes payable of $412,847 and an increase in deferred income of $8,874.

         For the year ended December 31, 2001, net cash provided by financing activities was $1,819,829 which was attributable to proceeds from long-term debt of $500,000, loans from affiliates of $18,476, notes payable-related parties of $136,172 and proceeds from issuance of common stock of $1,380,000 offset by payments due to officer of $214,819.

         The Company anticipates a significant increase in capital expenditures subject to obtaining additional financing, of which there can be no assurance. The Company's capital requirements depends on numerous factors, including market acceptance of the Company's products and services, ability to obtain additional financing, technological developments, capital expenditures and other factors. The Company had a working capital deficit of $2,113,000 as of December 31, 2001 and has an immediate need for additional financing of at least $2,000,000 to continue operations. If the Company does not immediately receive additional financing, the Company will be required to cease operations. If the Company obtains additional financing of which there can be no assurance, the Company may sell its equity securities. The sale of additional equity or convertible debt securities could result in additional dilution to stockholders. There can be no assurance that financing will be available in the required amounts or on terms acceptable to the Company, if at all.

Item 7. Financial Statements

         See Item 13 of this Form 10-KSB, "Exhibits, Lists and Reports on Form
          8-K"

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure


         BDO Seidman & Co., LLP was engaged in August 2001 to serve as the independent accountants in connection with the audit of our financial statements for the year ended December 31, 2001. In May 2002, BDO Seidman & Co., LLP terminated its relationship and the Company engaged Feldman Sherb & Co., P.C. to serve as its auditors. The change to Feldman Sherb & Co., P.C. was ratified by the Company's board of directors. The Company believes that in connection with the audits of its financial statements for the fiscal year ended December 31, 2001 and subsequent thereto, the Company did not have any disagreement with such firm as of the date of their termination on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of BDO Seidman, LLP would have caused such firm to make reference to the matter in their report.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons of the Company, Compliance with Section 16(a) of the Exchange Act

         The following table sets forth information concerning our directors and executive officers:

Name                                Age     Position
----                                ---     --------
Isaac H. Sutton            48       Chief Executive Officer

         The following is a brief summary of the background of each executive officer and director:

         Isaac H. Sutton, is Chief Executive Officer of the Company and its sole member of the Board of Directors. He has served since January 2001. From 1998 to 2001, Mr. Sutton served as President of Exus. From 1990 to 1997 Mr. Sutton was the founder and president of IHS, Inc. an importer and exporter operating primarily in emerging markets. Mr. Sutton has more than 25 years of successful entrepreneurial experience, especially in the emerging markets where he founded and ran several global import/export trading companies.

Key Employees

         Leigh H. Sutton, Executive Manager of RoamBuddy Sales and Marketing. Mr. Sutton joined the Company in 2001 from Exus where he worked since 1998 in a variety of capacities. As Product Manager for the Iridium line of mobile satellite devices, Mr. Sutton led a sales team to win clients such as Worldcom, American West, Wells Fargo, and Deloitte and Touche. Mr. Sutton has also been instrumental in developing the shared satellite network by providing technical expertise and negotiating agreements with service providers. Since January 2001, Mr. Sutton has focused primarily on the development and launch of our RoamBuddy product line which he currently manages.

         Moshe Gluzman, Manager of Distance Learning Division. Mr. Gluzman has served as a management consultant for a number of technology and media ventures and as co-founder of a socially responsible mutual fund. At Exus, which he joined in 2001, Mr. Gluzman has overseen our Poland operations and worked on various financing activities. Mr. Gluzman's primary function is leading the Company's Distance Learning Division, specially in terms of negotiating contracts with international governmental health organizations and content providers. He also has significant experience in education, having served as the Educational Advisor to the Israeli Ministry of Education and as a Professor of Engineering in Israel and Latvia.

         Miller L. Mays, III, Regional Manager, Poland and Ukraine. Before joining Exus in 2001, Mr. Mays was President of Hemisphere, Inc., a Charlotte, North Carolina-based competitive local exchange carrier serving commercial customers in North Carolina. From 1989 to 1999 Mr. Mays served in various positions for Telco Communications, a Baton Rouge, Louisiana-based reseller of long distance services. Beginning as a Marketing Director, Mr. Mays was
eventually   promoted  to  President  of  the  organization.   Under  Mr.  Mays'
leadership, Telco's annual sales exceeded $25 million. In 1987, Mr. Mays launched JDS Inc., an American-owned Russian-based telephone network that provides international calling and local loop termination. He joined Exus in 2001 and is now based in Poland where he manages our wholly-owned subsidiary in the country and oversees our operations in Ukraine.

         Sergey V. Chepel, Ph.D., General Director, Exus Ukraine. Mr. Chepel co-founded Exus Ukraine, a wholly-owned subsidiary of the Company, of which he now serves as General Director. In 2001 Mr. Chepel joined the Company, having worked from 1998 to 2000 at Exus New York. From 1998 to 1999, Mr. Chepel served as Director of Marketing and Promotion for UkrSpace, the Ukrainian national space agency. At UkrSpace, his responsibilities included developing a national satellite-based broadcasting network and negotiating strategic marketing partnerships with international telecommunications providers. From 1986 to 1995, Mr. Chepel served in multiple capacities for the Institute of System Technologies, a leading Ukrainian organization for networking systems research. Mr. Chepel holds a Ph.D. in Computer Science from Kiev Politechnical Institute, Kiev.

Board Composition

         The Company's board of directors consists of one director. At each annual meeting of its stockholders, all of its directors are elected to serve from the time of election and qualification until the next annual meeting following election. In addition, the Company's bylaws provide that the maximum authorized number of directors may be changed by resolution of the stockholders or by resolution of the board of directors.

Employment Agreements
         In November 2001, the Company entered into an employment agreement with Isaac H. Sutton, to serve as the Chairman of the Board and Chief Executive Officer of the Company. The term of the employment agreement commences as of January 1, 2002 and expires on December 31, 2007. The employment agreement provides for an annual salary of $240,000 together with annual increases of at least 10% per annum. In addition, Mr. Sutton shall receive as additional compensation 3/4 of 1% of the Company's gross revenues in excess of $20,000,000. The employment agreement provides that Mr. Sutton is eligible to receive incentive bonus compensation, at the discretion of the board of directors. The employment agreement provides for termination based on death, disability or other termination and for severance payments upon termination. The severance payments range from the compensation payable pursuant to the agreement or up to two times the annual compensation over sixty months in the event that Mr. Sutton is terminated in the event of a change in control as described in the agreement. Pursuant to the employment agreement , Mr. Sutton was granted the option to purchase up to 5,000,000 shares of common stock at an exercise of $.20, exercisable up to one year after the expiration of the employment agreement.

Limitations of Liability and Indemnification of Directors and Officers

         Our bylaws limit the liability of directors and officers to the maximum extent permitted by Nevada law. We will indemnify any person who was or is a party, or is threatened to be made a party to, an action, suit or proceeding, whether civil, criminal, administrative or investigative, if that person is or was a director, officer, employee or agent of ours or serves or served any other enterprise at our request.

         We have been advised that it is the position of the commission that insofar as the indemnification provisions referenced above may be invoked to disclaim liability for damages arising under the Securities Act, these provisions are against public policy as expressed in the Securities Act and are, therefore, unenforceable.

Compliance with Section 16(a) of the Exchange Act

         Based solely upon a review of (i) Forms 3 and 4 and amendments thereto furnished to the Company pursuant to Rule 16a-3(e), promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), during the Company's fiscal year ended December 31, 2001, and (ii) Forms 5 and amendments thereto and/or written representations furnished to us by any director, officer or ten percent security holder of the Company (collectively "Reporting Persons") stating that he or she was not required to file a Form 5 during the Company's fiscal year ended December 31, 2001, it has been determined that Leigh Sutton and Isaac H. Sutton are delinquent with respect to their reporting obligations set forth in Section 16(a) of the Exchange Act.

Item 10. Executive Compensation

                           Summary Compensation Table

         The following table provides a summary of cash and non-cash compensation for the year ended December 31, 2001 with respect to the following officers of the Company:



                                 Annual Compensation                   Long-Term Compensation
                                ---------------------                        Awards
                                                                       ---------------------------
                                                                                        Securities
                                                       Other           Restricted       Underlying
Name and Principal                                     Annual             Stock         Options          LTIP         All Other
 Positions           Year   Salary($)     Bonus($)  Compensation($)     Award(s)($)      SARs(#)      Payouts($)     Compensation

Isaac H. Sutton      2001   $225,000(1)(2)  -            -                  -                -             -                -


 (1) Of Mr. Sutton's compensation for the year ended December 31, 2001 approximately $110,000 has been accrued.

 (2) Does not include 6,100,000 shares of common stock issued to Mr. Sutton in March and December 2001.

Options Granted in Last Fiscal Year

The following table sets forth certain information with respect to option grants during the fiscal year ended December 31, 2001 to the named executive officers.

                                    Percent of                                 Potentially Realizable Value at
                      Number of        Total                                      Assumed Annual Rates of
                     Securities       Options                                   Stock Price Appreciation for
                     Underlying      Granted to     Exercise of                       Option Term (1)
                       Options     Employees in     Base Price   Expiration    ---------------------------
    Name               Granted      Fiscal Year      ($.SH)         Date         5%($)            10%($)
 -----------        -----------    ------------    -----------   ----------    -----------     -----------
Isaac H. Sutton       5,000,000        100%            $.20        December     $1,340,000      $1,771,000
                                                                   2008


 (1) The potential realizable value is calculated based on the term of the option at its time of grant. It is calculated assuming that the fair market value of the Common Stock on the date of grant appreciates at the indicated annual rate compounded annually for the entire term of the option and that the option is exercised and sold on the last day of its term for the appreciated stock price.

Year-end Option Table

         During the fiscal year ended December 31, 2001, none of the named executive officers exercised any options issued by the Company. The following table sets forth information regarding the stock options held as of December 31, 2001 by the named executive officers.


                             Number of Securities Underlying        Value of Unexercised In-the-Money Options
                          Unexercised Options at Fiscal Year End              at Fiscal Year-end
                         ----------------------------------------   ----------------------------------------
Name                        Exercisable          Unexercisable          Exercisable          Unexercisable
----                        -----------          -------------          -----------          -------------
Isaac H. Sutton              5,000,000                 0                      -                    -

Item 11. Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth certain information as of May 1, 2002, where each person who is known to the Company to be the beneficial owner of more than 5% of the common stock of the Company, and as to the security ownership of each director of the Company and all officers and directors of the Company as a group. Except where specifically noted, each person listed in the table has sole voting and investment power in the shares listed.

Name and Address                Number of Shares                Percent of
Of Beneficial Owner             Beneficially Owned        Shares Outstanding

Isaac H. Sutton                   26,000,000(1)                      56.8%
150 E. 58th Street
New York, NY 10155

Leigh Sutton                       3,100,000                          7.6%
150 E. 58th Street
New York, NY 10155

All officers and directors
as a group (one person)           26,000,000                         56.8%

(1) Includes 10,000,000 shares of Common Stock held by Unified Networks, Ltd. which are beneficially owned by Mr. Sutton 1,000,000 shares owned by Mr. Sutton's wife and 5,000,000 shares of Common Stock issuable upon the exercise of options.

Item 12. Certain Relationships And Related Transactions

         In March 2001, the Company issued 6,100,000 shares of Common Stock to Isaac H. Sutton, the Chief Executive Officer, director and principal stockholder, and 2,100,000 shares of Common Stock to Leigh Sutton, a principal stockholder, as incentive compensation.

         At December 31, 2000 and 2001, the Company owed approximately $187,000 and $206,000 respectively to Unified Networks Ltd., a Cyprus company controlled by Isaac H. Sutton our chief executive officer, a director and principal stockholder. The advances are payable upon demand together with interest at the rate of 2% per annum.

         At December 31, 2000 and 2001, the Company owed Mr. Sutton the sum of $324,000 and $108,000 respectively. The loans bear interest at the rate of 10% per annum and are payable upon demand. Mr. Sutton received payments of approximately $215,000 against advances during the year ended December 31, 2001.

Item 13.Exhibits, Lists, and Reports on Form 8-K

        10.1- Employment Agreement dated as of November 1, 2001 between the
              Company and Exus Networks, Inc.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: May 20, 2002                                  EXUS NETWORKS, INC.


                                                     By: /s/Isaac H. Sutton
                                                           ---------------------
                                                            Isaac H. Sutton
                                                        Chief Executive Officer
                                                            and Director

                               Exus Networks, Inc.
                                and Subsidiaries


                                    Contents



        Reports of Independent Certified Public Accountants               F - 3

        Consolidated financial statements:
           Balance sheet - December 31, 2001                              F - 4
           Statements of Operations - years ending
            December 31, 2001 and 2000                                    F - 5
           Statements of changes in stockholders' deficit - years
            ending December 31, 2001 and 2000                             F - 6
           Statements of cash flows - years ending
            December 31, 2001 and 2000                                    F - 7
           Notes to consolidated financial statements                     F - 8
                                                                           thru
                                                                         F - 16

                               Exus Networks, Inc.
                                and Subsidiaries


                          Independent Auditors' Report



Board of Directors and Stockholders
Exus Networks, Inc.

We have audited the accompanying consolidated balance sheet of Exus Networks, Inc. and Subsidiaries as of December 31, 2001 and related consolidated statement of operations, changes in stockholders' deficit and cash flows for the years ended December 31, 2001 and 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Exus Networks, Inc and Subsidiaries at December 31, 2001, and the results of their operations and their cash flows for the years ended December 31, 2001 and 2000, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company has experienced recurring operating losses since inception and has a working capital deficiency of $ 2,113,000 at December 31, 2001. These issues raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.


                                                   /s/ Feldman Sherb & Co , P.C.
                                                       Feldman Sherb & Co., P.C.

May 10, 2002
New York, New York

                               Exus Networks, Inc.
                                and Subsidiaries


                           Consolidated Balance Sheet
                                December 31, 2001


 Assets
 Current:
    Cash                                                              $ 305,528
    Accounts receivable                                                   8,983
    Inventories                                                         220,080
    Prepaid expenses                                                      1,302
                                                                     -----------
               Total current assets                                     535,893
                                                                     -----------
 Property and equipment, net                                             52,214
 Security deposits                                                       26,155
                                                                     -----------
                                                                      $ 614,262
                                                                     ===========
 Liabilities and Stockholders' Deficit
 Current liabilities:
    Note Payable                                                      $ 500,000
    Accounts payable and accrued expenses                             1,090,473
    Payroll taxes payable                                               476,911
    Notes payable - related parties                                     136,172
    Loan payable - affiliate                                            206,307
    Due to officer                                                      108,683
    Deferred income                                                     111,244
    Customer deposits                                                    55,103
                                                                     -----------
            Total current liabilities                                 2,648,893
                                                                     -----------
 Commitments and contingencies

  Stockholders' Deficit
    Common stock, $.001 par value, shares authorized - 750,000,000;
       issued shares- 40, 095,520 (net of 23 treasury shares             40,095
    Additional paid-in capital                                        4,403,330
    Accumulated deficit                                              (6,514,056)
                                                                     -----------
            Total stockholders' deficit                              (2,070,631)
                                                                     -----------
                                                                      $ 614,262
                                                                     ===========

          See accompanying notes to consolidated financial statements.

                               Exus Networks, Inc.
                                and Subsidiaries


                      Consolidated Statements of Operations

                                                      Years ended December 31,
                                                       2001              2000
                                                      --------------------------
 Sales and service revenue                           $781,032          $747,234
 Cost of revenue                                      555,586           503,506
                                                    ----------       -----------
            Gross Profit                              225,446           243,728
                                                    ----------       -----------
 General and administrative                         1,590,815           990,739
 Stock based compensation                           2,581,925                 -
 Research and development                             432,151                 -
                                                    ----------       -----------
            Total operating expenses                4,604,891           990,739
            Loss from operations                   (4,379,445)         (747,011)

 Other expense:
    Interest                                            7,678             8,213
    Other                                             297,520                 -
                                                    ----------       -----------
         Total other expense                          305,198             8,213
                                                    ----------       -----------
 Net loss                                         $(4,684,643)        $(755,224)
                                                  ============        ==========
 Net loss per common share:
    Basic and fully diluted                            $(0.14)           $(0.27)
                                                    ==========        ==========
 Weighted average number of shares outstanding:
    Basic and fully diluted                        34,153,169         2,773,359
                                                   ===========        ==========


          See accompanying notes to consolidated financial statements.

                               Exus Networks, Inc.
                                and Subsidiaries

           Consolidated Statements of Changes in Stockholders' Equity



                                                                                 Additional
                                                                                   Paid-in          Accumulated
                                                  Shares          Amount           Capital            Deficit             Total
                                               ------------- ------------    ---------------    ---------------    ---------------
 Balance, January 1, 2000                           273,359         $273       $    481,227      $ (1,074,189)        $ (592,689)
 Issuance of common stock for services            5,000,000        5,000             (5,000)                -                  -
 Common stock issued as a result of reverse
    merger                                       20,000,000       20,000            (20,000)                -                  -
 Net loss                                                 -            -                  -          (755,224)          (755,224)
                                                ------------- ------------    ---------------    ---------------  - ---------------
 Balance, January 1, 2001                        25,273,359       25,273            456,227        (1,829,413)        (1,347,913)
 Issuance of common stock for services           11,822,161       11,822          2,570,103                 -          2,581,925
 Private offering of common stock                 3,000,000        3,000          1,377,000                 -          1,380,000
 Net loss                                                 -            -                  -        (4,684,643)        (4,684,643)
                                               ------------- ------------    ---------------    ---------------    ---------------
 Balance, December 31, 2001                      40,095,520      $40,095         $4,403,330       $(6,514,056)       $(2,070,631)
                                               ============= ============    ===============    ===============    ===============

            See accompanying summary of accounting policies and notes
                            to financial statements.

                               Exus Networks, Inc.
                                and Subsidiaries

                      Consolidated Statements of Cash Flows


                                                                    Years ended December 31,
                                                                     2001             2000
                                                                 ------------    -------------
 Cash flows from operating activities:
    Net loss                                                     $(4,684,643)       $(755,224)
                                                                 ------------    -------------
    Adjustments to reconcile net income to cash provided by
      (used in) operating activities:
         Depreciation                                                  9,776           18,144
         Loss on disposal of fixed assets                            255,994
         Stock issued for services                                 2,581,925
         Changes in assets and liabilities:
            (Increase) decrease in assets:
               Accounts receivable                                    19,389          107,161
               Inventories                                           (95,583)        (118,502)
               Prepaid expenses                                       12,950           14,252
               Security deposits                                     (26,155)               -
            (Increase) decrease in liabilities:
               Accounts payable and accrued expenses                   3,447          816,912
               Payroll taxes payable                                 412,847           38,214
               Deferred income                                         8,874           18,550
               Customer deposits                                     (17,147)          40,750
                                                                ------------    -------------
               Net cash provided by (used in)
                 operating activities                             (1,518,326)         180,257
                                                                ------------    -------------
 Cash flows from investing activities:
    Purchase of property and equipment                                     -         (240,574)
                                                                ------------    -------------
         Net cash used in investing activities                             -         (240,574)
                                                                ------------    -------------
 Cash flows from financing activities:
    Note payable                                                     500,000                -
    Affiliate loans                                                   18,476         (124,401)
    Due to officer                                                  (214,819)         177,632
    Notes payable - related parties                                  136,172                -
    Proceeds from issuance of common stock                         1,380,000                -
                                                                ------------    -------------
               Net cash provided by financing activities           1,819,829           53,231
                                                                ------------    -------------
 Net increase (decrease) in cash and cash equivalents                301,503           (7,086)
 Cash and cash equivalents, beginning of year                          4,025           11,111
                                                                ------------    -------------
 Cash and cash equivalents, end of year                             $305,528          $ 4,025
                                                                ============    =============
 Supplemental disclosure of cash flow information: Cash paid for:
       Interest                                                       $7,678           $8,213
                                                                ============    =============
       Income taxes                                                        -                -
                                                                ============    =============

          See accompanying notes to consolidated financial statements.
                                      F-7

                               Exus Networks, Inc.
                                and Subsidiaries


                          Notes to Financial Statements


Business
                                       Exus Networks, Inc. ("Exus") (formally known as E*twoMedia.com ("ETM")) was incorporated on September 26, 1985 as Gemini Energy Corporation under the laws of the State of Nevada. On January 28,1994, the Company's name was changed to Nerox Energy Corporation. On April 24,1998 the Company's name was changed to Nerox Holding Corporation. On December 15, 1998 the company name was changed to E*twoMedia.com. On December 19, 2000 the company name was changed to Exus Networks, Inc.

                                       In January 2001, ETM merged with Exus
                                       pursuant to an Agreement to Exchange
                                       Stock dated January 15, 2001 by and
                                       between ETM and Exus (the "Merger
                                       Agreement"). Under terms of the Merger
                                       Agreement, Exus exchanged all of its
                                       issued and outstanding shares for
                                       20,000,000 Company shares. After the
                                       merger, the Company owned 79% of the
                                       outstanding common stock of the combined entity and became the surviving corporation to the merger. The merger has been accounted for as a reverse acquisition under the purchase method for business combinations. Accordingly, the combination of the two companies is recorded as a recapitalization of Exus to which Exus is treated as the continuing entity.

                                       Application of reverse merger accounting results in the following:

                                       The consolidated financial statements of the combined entity are issued under the name of the legal parent, but the entity is considered a continuation of the legal subsidiary (Exus).

                                       As Exus is deemed to be the acquirer for accounting purposes, its assets and liabilities are included in the consolidated financial statements of the continuing entity at their carrying values.

                                       Amounts presented for periods prior to
                                       January 2000 are those of Exus, the legal subsidiary. All shares for periods prior to January 2000 have been retroactively adjusted for the recapitalization of shares.



 Principles of Consolidation           The consolidated
                                       financial statements include the accounts of Exus and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.


 Description of business               Exus Networks, Inc. is a
                                       provider of a broad array of value-added, satellite-based and terrestrial managed data networking services. The company is organized into three separate divisions;
                                       a pre-paid cellular division, a mobile
                                       satellite division, and a satellite
                                       network division.

                                       The Company recognizes revenues when the related services are performed.
 Revenue recognition Revenues related to providing short-term cellular phone rental services are recognized as the service is provided. Debit card revenues are recognized over the estimated period in which the Company provides debit, or prepaid, cellular service to its customers.


 Cash and cash equivalents             For the purposes of
                                       the statements of cash flows, the Company considers all highly liquid investment instruments purchased with a maturity of three months or less to be cash equivalents.


 Furniture, equipment and leasehold    Furniture,   equipment  and  leasehold
 improvements                          improvements   are  stated  at  cost.
                                       Depreciation is being provided on the
                                       straight-line method over the estimated useful lives of the assets (generally five to ten years). Amortization of leasehold improvements is being provided on the straight-line method over the various lease terms or estimated useful lives, if shorter.

                                       Inventories,  consisting of
                                       telecommunications equipment and parts
Inventories                            expected to be sold to customers, are
                                       valued at the lower of cost, on the
                                       first-in, first-out
                                       (FIFO) method, or market.

Loss per common share
                                       The Company  complies with SFAS No. 128,
                                       "Earnings  Per Share".  SFAS No. 128
                                       requires  dual  presentation  of basic
                                       and diluted  earnings per share for all
                                       periods presented.  Basic earnings per
                                       share excludes dilution and is computed
                                       by dividing loss  applicable to common
                                       stockholders  by the weighted  average
                                       number of common  shares  outstanding
                                       for the period.  Diluted  earnings  per
                                       share reflects the potential  dilution
                                       that could occur if securities or other
                                       contracts to issue common stock were
                                       exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Since the effect of the outstanding warrants, options, and convertible debentures and preferred stock is antidilutive, they have been excluded from the Company's computation of loss per common share.

 Fair value of financial instruments
                                      The carrying amount reported in the
                                      consolidated balance sheets for cash,
                                      accounts receivable, accounts payable and accrued expenses approximate fair value because of the immediate or short-term maturity of the financial instruments.


 Accounting for stock options         The Company accounts for
                                      employee stock-based compensation in
                                      accordance with Accounting Principles
                                      Board Opinion No. 25 ("APB Opinion 25"),
                                      "Accounting for Stock Issued to Employees" using intrinsic values with appropriate disclosure in conformity with the fair values based method of Statement of Financial Standard No. 123 (SFAS 123).


 Use of estimates                     The preparation of financial  statements
                                      in conformity with generally  accepted
                                      accounting  principles  requires
                                      management to make estimates and
                                      assumptions that affect the reported
                                      amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
                                      Such estimates  relate  primarily to
                                      third-party  payor  settlements  and
                                     valuation reserves for accounts receivable.


                                      The Company  complies with SFAS No. 109,
                                      "Accounting for Income Taxes",  which
 Income taxes                         requires an asset and  liability  approach
                                      to  financial  reporting  for income
                                      taxes.  Deferred income tax assets and
                                      liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.
                                      Valuation allowances are established,
                                      when necessary,  to reduce the deferred
                                      income tax assets to the amount expected to be realized.


 Long-Lived Assets                    Long-lived assets, such as goodwill
                                      and property and equipment, are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets. When any such impairment exists, the related assets will be written down to fair value.

 Reclassifications                    Certain reclassifications have been made
                                      in prior years' financial statements to
                                      conform to classifications used in the
                                      current year.


 New Accounting Pronouncements        In June 2001,  the  Financial  Accounting
                                      Standards  Board  finalized the FASB
                                      Statements No. 141,  Business
                                      Combinations  (SFAS 141), and No. 142,
                                      Goodwill and Other  Intangible  Assets
                                     (SFAS  142).  SFAS 141  requires  the use
                                      of the purchase    method   of  accounting
                                      and   prohibits   the   use   of   the
                                      pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001.It also requires, upon adoption of SFAS 142, that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

                                      SFAS 142 requires, among other things,
                                      that companies no longer amortize
                                      goodwill, but instead test goodwill for
                                      impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company expects to adopt SFAS 142 for its first fiscal quarter of 2002, and does not expect the adoption to have a material effect on its financial condition or results of operations.

                                      In August 2001, the FASB issued SFAS 143,
                                      Accounting for Assets Retirement
                                      Obligations. SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. The Company is in the process of assessing the effect of adopting SFAS 143.



                                      In October 2001, the FASB issued SFAS 144,
                                      Accounting for the Impairment or Disposal of Long-Lived Assets, which superseded SFAS 121, Accounting for the Impairment of Long-Lived Assets to be Disposed of. SFAS 144 addresses financial accounting and reporting for the impairment of long-lived assets for long-lived assets to be disposed of. However, SFAS 144 retains the fundamental provisions of SFAS 121 for:
                                      1.) recognition and measurement of the
                                      impairment of long-lived assets to be held and used; and 2.) measurement of long-lived assets to be disposed of by sale. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The Company is in the process of assessing the effect of adopting SFAS 144.


1.   Uncertainty - ability
     to continue as a going
        concern
                                      The accompanying  consolidated  financial
                                      statements have been presented on the
                                      basis that it is a going concern,  which
                                      contemplates the realization of assets
                                      and the  satisfaction  of  liabilities  in
                                      the normal  course of business.  The
                                      Company  has  sustained  a  cumulative
                                      net  loss of  approximately  $6,500,000
                                      through December 31, 2001, had a working capital deficit of $2,113,000 at December 31, 2001 and a stockholders' deficiency of approximately $2,071,000 at December 31, 2001. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                      Payroll taxes payable  includes overdue
                                      federal,  state and local taxes,  plus
 2.         Payroll taxes payable     estimated penalties and interest.

                                      A reconciliation of income tax benefit, to
                                      the federal statutory rate for the years
 3.         Income taxes              ended December 31, 2001 and 2000 are as
                                      follows:

                                                                                           2001                  2000
                                     ----------------------------------------- --------------------- -------------------
                                     Income tax  benefit on  reported  pretax                                           %
                                     loss      at      federal      statutory
                                     rate                                                   (35.0)%               (35.0)
                                     State           net            operating                                           %
                                     losses                                                  (6.0)%                (6.0)
                                     Net  operating  loss   carryforward  not
                                     recognized                                              41.0%                 41.0%
                                     ----------------------------------------- --------------------- -------------------
                                     Income taxes                                             0.0%                  0.0%
                                     ----------------------------------------- --------------------- -------------------


                                      At December 31, 2001 the Company recorded net deferred tax assets of approximately $2,665,000 and valuation allowances in the same amounts. SFAS No. 109 requires that the Company record a valuation allowance when it is "more likely than not that some portion or all of the deferred tax asset will not be realized". The ultimate realization of the deferred tax asset depends on the Company's ability to generate sufficient future taxable income.





                                      The net deferred tax asset as of December
                                      31, 2001 is comprised of the following:

                                     Deferred Tax Asset:
                                     -------------------------------------------------- ---------------------
                                     Net operating loss carryforward                         $ 6,500,000
                                        Deferred tax asset, gross                              2,665,000
                                     Valuation allowance on deferred tax asset                (2,665,000)
                                                                                        ---------------------
                                        Net deferred tax asset                                         -
                                                                                        ---------------------


 4.         Note Payable


                                    A note in the principal amount of $500,000 is due to a company which is controlled by certain shareholders of the
                                    Exus. The note is due on various dates from July 1, 2002 through July 15, 2002, and bears interest at 15% per annum. The note is collateralized by all of the assets of Exus Networks, Inc.




 5.         Note Payable - Related Parties

                                    Note payable - related parties at December
                                    31, 2001 consist of the following:


                                    Note Payable - Employee, due on December 31,
                                    2002, bearing interest at 10% per annum.               $ 60,000

                                    Note Payable - former employees, due on
                                    December 31, 2002, bearing interest at
                                    10% per annum.                                           76,172
                                                                                      -----------------
                                                                                          $ 136,172
                                                                                     =================


 6.         Loans Payable Affiliates

                                    Loans payable affiliates are owed to a
                                    Company owned by the CEO of Exus. The loans are due on demand and bear interest at the rate of 2% per annum

Stock  Option Plan                    During the year ended December
                                      1, 2001, the Company issued 5,000,000
                                      stock options to its CEO, pursuant to his employment agreement. The options are exercisable at $0.20 per share, and expire in 2008.


                                      The fair value of options at date of grant was estimated using the Black-Scholes option pricing model utilizing the following assumptions as of December 31, 2001:

                                     Dividend yield                       0.00%
                                     Volatility                          50.00%
                                     Risk-free interest rate               2.0%
                                     Expected life                      7 years

                                      The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

                                      Since the Company applies APB Opinion 25 and related interpretations in accounting for its options, no compensation cost has been recognized for its stock option grants. The effect of applying SFAS No. 123 on pro forma net income is not necessarily representative of the effects on reported net income for future years due to, among other things, (1) the vesting period of stock options and (2) the fair value of additional stock options in future years. Had the Company elected to recognize compensation cost based on the fair value of the options at the date of grant as prescribed by SFAS 123, net income for the year ended December 31, 2002:

            Stock Option Plan
            (continued)

                                     As reported                    $(4,684,643)
                                     Proforma                        (5,213,643)
                                     Proforma net loss per common
                                       share:
                                           Basic and diluted             $(0.15)



 8. Commitments, The Company rents office facilities through 2004 under the terms of Contingencies and Other non-cancelable lease agreements that include escalation clauses. The Company Matters leases other facilities on a month-to-month basis.

                                      At December 31, 2001, minimum annual
                                      rental commitments under noncancellable
                                      operating leases are as follows:

                                     Years ended December  31,
                                     2002                            $  115,200
                                     2003                               115,200
                                     2004                                57,600
                                                                     -----------
                                                                      $ 288,000
                                                                     ===========

                                      Rent expense for the years ended December
                                      31, 2001 and 2000 was approximately
                                      $97,700 and $31,500, respectively.

                                      In November 2001 an employment agreement was executed between the Company and the Chief executive Officer which calls for an annual salary of $240,000.

 9.         Shareholder Deficit


                                      In March 2001 and August 2001 the Company issued a total of 9,580,000 shares of common stock to employees for services rendered. The shares issued for services have been valued at their fair market value on the date of issuance of $ 2,140000, which has been recorded as compensation for the year ended December 31, 2001.

                                      In June and July, 2001 the Company sold
                                      shares of its common stock in a private
                                      placement offering. The Company sold
                                      3,000,000 shares and received funds
                                      totaling $1,380,000.

                                      In October 2001 the Company issued 25,625 restricted common shares to two consultants for services rendered on behalf of the Company, 70,000 to Olshan Grundman Frome Rosenzweig & Wolosky LLP for payment of certain liabilities, and 500,000 shares to New Century Capital Consultants for financial consulting services rendered on behalf of the Company. The shares issued for services have been valued at their fair market value on the date of issuance of $160,819, which has been recorded as professional fees for the year ended December 31, 2001.

                                      In November and December 2001 the Company issued 46,536 restricted common shares to Jericho Communications, Inc. for media relations work performed in connection with the Company's RoamBudddy Division. The shares issued for services have been valued at their fair market value on the date of issuance of $7,730, which has been recorded as professional fees for the year ended December 31, 2001.

                                      In December 2001 the Company issued
                                      1,000,000 shares to David Kamrat, pursuant to a consulting agreement between the Company and Mr. Kamrat; 200,000 restricted common shares to two consultants for public and investor relations consulting services rendered on behalf of the Company; and 400,000 restricted common shares to eight employees as a bonus for their services on behalf of the Company. The shares issued for services have been valued at their fair market value on the date of issuance of $316,000 which has been recorded as professional fees for the year ended December 31, 2001 In November 2000, the Company's board of directors authorized a 1-for-200 reverse stock split of thew Company's $.001 par value common stock. All references in the accompanying financial statements and notes, to the number of common shares and per-share amounts, have been restated to give effect to the reverse stock split.