Form 10QSB
period 2002-03-31
EXUS NETWORKS  INC
filed 2002-06-04
CIK 810270

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10 QSB

[ X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE
     ACT OF 1934.

                       For the period ended March 31, 2002

                                       or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
     EXCHANGE ACT OF 1934.

            For the transition period from __________ to ____________
                         Commission File Number: 0-18049


                               EXUS NETWORKS, INC.
             (Exact name of registrant as specified in its charter)

          Nevada                                      91-1317131
-------------------------------                  ------------------
(State of other jurisdiction of                    (IRS Employer
 incorporation or organization)                   Identification No.)


       150 E. 58th Street
          New York, NY                                   10155
---------------------------------------          ------------------
(Address of principal executive offices)               (Zip Code)

Issuer's Telephone Number: 212-514-6600

Check whether the issuer (1) filed all reports required to be filed by Section 13 of 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days YES [X] NO [ ].

State the number of shares outstanding of each of the issuer's classes of common equity, as the latest practicable date: There were 40,764,177 shares of the Registrants Common Stock issued and outstanding as of May 1, 2002.

                               EXUS NETWORKS, INC.

                                      INDEX

Part I.  Financial Information                                       Page

Item 1.  Financial Statements:

Consolidated Balance Sheet March 31, 2002                              2

Consolidated Statements of Operations
For the three months ended March 31, 2002 and 2001                     3

Consolidated Statements of Cash Flows
For the three months ended March 31, 2002 and 2001                     4

Notes to Consolidated Financial Statements                             5

Item 2.  Management's Discussion and Analysis or
         Plan of Operation                                             6

Part II.  Other Information

Item 1.  Legal Proceedings                                             8

Item 2.  Changes in Securities                                         8

Item 3.  Defaults upon Senior Securities                               9

Item 4.  Submission of Matters to a Vote of Security Holders           9

Item 5.  Other Information                                             9

Item 6.  Exhibits and Reports on Form 8-K                              9

Signatures                                                            10

                               EXUS NETWORKS, INC.
                           CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                 March 31, 2002


CURRENT ASSETS
 Cash and cash equivalents                                  $    96,888
 Accounts receivable, net                                        21,600
 Inventories                                                    232,616
 Prepaid expenses                                                 9,174
                                                              ---------
Total Current Assets                                            360,278
                                                              ---------

PROPERTY AND EQUIPMENT, net                                      49,062
                                                              ---------

OTHER ASSETS
Security deposits                                                99,218
                                                              ---------
TOTAL OTHER ASSETS                                               99,218
                                                              ---------
Total Assets                                                $   508,558
                                                              =========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
 Current portion of long-term debt                          $   513,103
 Accounts payable                                             1,522,544
 Payroll taxes payable                                          510,497
 Notes payable - related parties                                129,100
 Deferred income                                                 80,000
 Customer deposits                                               55,103
                                                              ---------
TOTAL CURRENT LIABILITIES                                     2,810,347
                                                              ---------

Loans payable affiliates                                        201,054
Due to officer                                                  115,071
                                                              ---------
Total other liabilities                                         316,125
                                                              ---------

Total Liabilities                                             3,126,472
                                                              ---------

STOCKHOLDERS' DEFICIT
 Common stock, par value $.001
  shares authorized 750,000,000
  issued and outstanding 40,764,177                              40,182
 Additional paid-in capital                                   4,467,509
 Accumulated deficit                                         (7,125,605)
                                                              ---------
TOTAL STOCKHOLDERS' DEFICIT                                  (2,617,914)
                                                              ---------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                 $   508,558
                                                              =========

              The accompanying notes are an integral part of these
                        consolidated financial statements

                               EXUS NETWORKS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                  Three months ended
                                                      March 31,
                                                 -----------------------
                                                 2002                2001
                                              -----------        ------------
SALES AND SERVICE REVENUE                     $  198,319         $  223,786

COST OF SALES                                     55,427             97,794
                                              ----------         ----------
GROSS PROFIT                                     142,892            125,992

GENERAL AND ADMINISTRATIVE                       476,816            217,689

NETWORK EXPENSES                                    -                71,296
STOCK BASED COMPENSATION                          64,266               -
RESEARCH AND DEVELOPMENT                         206,679               -
                                              ----------         ----------
LOSS BEFORE OTHER INCOME (EXPENSES)             (604,869)          (162,993)

INTEREST EXPENSE                                  (6,680)              -
                                              ----------         ----------
OTHER INCOME (EXPENSES)                           (6,680)              -
                                              ----------         ----------

NET LOSS                                      $ (611,549)        $ (162,993)
                                              ==========         ==========

LOSS PER COMMON SHARE                         $    (0.02)        $    (0.01)
                                              ==========         ==========

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING                            40,366,188         25,272,509
                                              ==========         ==========

              The accompanying notes are an integral part of these
                        consolidated financial statements

                               EXUS NETWORKS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS




                                                    Three months ended
                                                      March 31,
                                                 -----------------------
                                                 2002                2001
                                              -----------        ------------
 OPERATING ACTIVITIES

  Net loss                                    $ (611,549)      $   (162,993)
   Adjustments to reconcile net loss to
   cash used in operating activities:
    Depreciation and amortization                  3,000               -
    Expenses paid by issuance of stock            64,266            343,084
    APIC                                            -           (14,546,561)
    Accumulated deficit                             -            13,798,797
  Changes in operating assets and liabilities:
    Accounts receivable                          (12,617)              -
    Inventory                                    (12,536)            27,969
    Prepaid expenses and deposits                 (7,872)              -
    Other assets                                    -             2,455,317
    Security deposits                            (73,063)              -
    Accounts payable                             432,071           (678,667)
    Payroll taxes payable                         33,586               -
    Notes payable - related parties               (7,072)        (1,115,386)
    Deferred income                              (31,244)          (308,373)
    Customer deposits                               -               (72,250)
                                               ---------          ---------
 Cash used in operating activities              (223,030)          (259,063)

INVESTING ACTIVITIES
 Sale of property and equipment                      152            274,868
                                               ---------          ---------
 Cash provided by investing activities               152            274,868
                                               ---------          ---------

FINANCING ACTIVITIES
 Payments on loan payable, affiliates             (5,253)              -
 Borrowings from long term debt                   13,103               -
 Borrowings from officer                           6,388               -
                                               ---------          ---------
Cash provided by financing activities             14,238               -
                                               ---------          ---------
INCREASE (DECREASE) IN CASH                     (208,640)            15,805

CASH, BEGINNING OF PERIOD                        305,528               -
                                               ---------          ---------
CASH, END OF PERIOD                           $   96,888       $     15,805
                                               =========          =========

Supplemental disclosure of cash flow
 information:

Cash paid for:
   Interest                                   $     -          $       -
                                               =========          =========
   Income taxes                               $     -          $       -
                                               =========          =========

             The accompanying notes are an integral part of these
                        consolidated financial statements

PART I.

ITEM 1   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO FINANCIAL STATEMENTS

1. GENERAL

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions for Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ended December 31, 2002. The accompanying consolidated financial statements should be read in conjunction with the Company's annual report filed with the Securities and Exchange Commission on May 10, 2002.

2. GOING CONCERN

The accompanying financial statements have been prepared on a going-concern basis, which presumes that the Company will be able to continue to meet its obligations and realize its assets in the normal course of business.

As shown in the accompanying financial statements, the Company has a history of losses with an accumulated deficit of $7,125,605 at March 31, 2002 and, as of that date, a working capital deficiency of $2,450,069. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to ultimately attain profitable operations, generate sufficient cash flow to meet its obligations, and obtain additional financing as may be required.

3. COMMON STOCK

On January 15, 2002 the Company issued 24,691 shares of its common stock to a consultant for various services.

On February 27, 2002 the Company issued 25,000 shares of its common stock to an employee in consideration for services performed on behalf of the Company and 68,966 shares of its common stock to a consultant for various services.

On March 15, 2002 the Company issued 50,000 shares of its common stock to a consultant for various services and 500,000 shares of its common stock to Dailyfinancial.com for consulting services and financial advisory assistance.

ITEM 2            MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Overview

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

The Company's business strategy includes expanding the operations of its established Mobile Satellite Division and further developing its Shared Satellite Network Division, Distance Learning Division, and RoamBuddy Division. The Company believes that strategic acquisitions will allow it to accelerate sales growth, increase profitability, and expand its geographic presence. The Company is in the process of identifying and evaluating acquisition candidates consistent with its acquisition strategy.

Results of Operations

Three months ended March 31, 2002 compared to three months ended March 31, 2001

Sales and Service Revenue

For the three months ended March 31, 2001, sales and service revenue was $223,786 as compared to $198,319 for the three months ended March 31, 2002, a decrease of 11.4%.

Management believes that the decline in sales is primarily attributable to insufficient maintenance of levels of inventory of new terminals for the Company's Mobile Satellite Division as a result of a lack of additional financing.

Gross Profit

For the three months ended March 31, 2001, gross profit was $125,992, 56.3% as a percentage of sales and service revenues, as compared to $142,892, 72.1% as a percentage of sales and service revenues for the three months ended March 31, 2002. Management attributes the increase in gross profit as a percentage of sales and service revenues primarily to the expiration of unused minutes attributed to revenues with no cost basis.

General and Administrative Expenses

For the three months ended March 31, 2001, general and administrative and network expenses were $288,958 as compared to $476,816 for the three months ended March 31, 2002, an increase of 65%. Management attributes the increase in general and administrative expenses primarily to the increased expenses for potential expansion of business.

Research and Development Expenses

For the three months ended March 31, 2002, the Company incurred research and development expenses of $206,679 in connection with the development of new product lines.

Stock Based Compensation

For the three months ended March 31, 2002, the Company incurred stock based compensation expenses of $64,266 attributable to the issuance of shares of common stock for services.

Liquidity and Capital Resources

The Company has funded its requirements for working capital primarily through the sale of the Company's products and services, private borrowings and the sale of the Company's securities. As of March 31, 2002, the Company had a working capital deficit of $2,450,069.

At March 31, 2002 the Company owed approximately $206,000 to Unified Networks, Ltd., a Cyprus company controlled by Isaac H. Sutton, the Company's Chief Executive Officer, a director and principal stockholder. The advances are payable upon demand together with interest at the rate of 2% per annum.

At March 31, 2001 and 2002, the Company owed Mr. Sutton the sum of $108,683 and $115,071, respectively. The loans bear interest at the rate of 10% per annum and are payable upon demand.

As of March 31, 2002, the Company owed payroll taxes of $510,000.

At March 31, 2002, the Company owed the amount of $129,100 to three current and former employees pursuant to a promissory note bearing interest at the rate of 10% per annum and due on December 31, 2002.

In December 2001, Company borrowed the sum of $500,000 pursuant to a secured promissory note. The note bears interest at the rate of 15% per annum and is secured by all of the Company's assets. The note is due in July 2002.

For the three months ended March 31, 2002, net cash flows used in operating activities were $223,030 which was attributable to a net loss in the amount of $611,549 offset by depreciation of $3,000, expenses paid by the issuance of stock of $64,266, an increase in accounts payable of $432,071, an increase in payroll taxes payable of $33,586, an increase in accounts receivable of $12,617, an increase in inventory of $12,536, an increase in prepaid expenses of $7,872, an increase in security deposits of $73,063, a decrease in notes payable related parties of $7,072 and a decrease of deferred income of $31,244.

For the three months ended March 31, 2002, the cash provided by investing activities was $152 attributable to the sale of property and equipment.

For the three months ended March 31, 2002, net cash provided by financing activities was $14,238 which was attributable to proceeds from long-term debt of $13,103, borrowings from officer of $6,388 and offset by payments on loan payable, affiliates of $5,253.

The Company anticipates a significant increase in capital expenditures subject to obtaining additional financing, of which there can be no assurance.

The Company's capital requirements depend on numerous factors, including market acceptance of the Company's products and services, ability to obtain additional financing, technological developments, capital expenditures and other factors. The Company had a working capital deficit of $2,450,069 as of March 31, 2002 and has an immediate need for additional financing of at least $2,000,000 to continue operations. If the Company does not immediately receive additional financing, the Company will be required to cease operations. If the Company obtains additional financing, of which there can be no assurance, the Company may sell equity securities. The sale of additional equity or convertible debenture securities could result in additional dilution to the stockholders.

           CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

This report may include forward-looking statements. The Company has based these forward-looking statements on its current expectations and projections about future events. Forward-looking statements can be identified in this report based upon the usage of such words or phrases as "anticipate," "believe," "estimate," "expect," "intend," "may be," "objective," "plan," "predict," "project" and "will be" and similar words or phrases, or the negative thereof. These forward-looking statements are subject to numerous assumptions, risks and uncertainties. Although the Company believes the expectations reflected in its forward-looking statements are based upon reasonable assumptions, it can give no assurance that it will attain these expectations or that any deviations will not be material. Except as otherwise required by the federal securities laws, the Company disclaims any obligations or undertaking to publicly release any updates or revisions to any forward-looking statement contained in this report to reflect any change in its expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Part II

OTHER INFORMATION

ITEM 1            LEGAL PROCEEDING

The Company is not party to any legal proceeding that it believes would, individually or in the aggregate, have a material adverse effect on its financial condition or results of operations.

ITEM 2            CHANGES IN SECURITIES

Sale of Unrestricted Securities

On January 15, 2002 the Company issued 24,691 shares of common stock to a consultant for various services pursuant to Section 4(2) of the Securities Act of 1933, as amended.

On February 27, 2002 the Company issued 25,000 shares of common stock to an employee in consideration for services performed on behalf of the Company and 68,966 shares of its restricted common stock to a consultant for various services pursuant to Section 4(2) of the Securities Act of 1933, as amended.

On March 15, 2002 the Company issued 50,000 shares of common stock to a consultant for various services and 500,000 shares of its common stock to Dailyfinancial.com for consulting services and financial advisory assistance pursuant to Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3            DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

ITEM 5            OTHER INFORMATION

Not Applicable.

ITEM 6            EXHIBITS AND REPORTS ON FORM 8-K

On May 13, 2002 the Company filed a report on Form 8-K with respect to a change in the Company's independent public accountants.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 Exus Networks, Inc.



                                                  By:/s/ Isaac Sutton
                                                     ---------------------
 Dated: June 4, 2002                                     Isaac Sutton
                                                         Chief Executive Officer