Form 10QSB
period 2002-06-30
EXUS NETWORKS  INC
filed 2002-08-23
CIK 810270

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10 QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE
    ACT OF 1934.

                       For the period ended June 30, 2002

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934.

            For the transition period from __________ to ____________
                         Commission File Number: 0-18049


                               EXUS NETWORKS, INC.
             (Exact name of registrant as specified in its charter)

           Nevada                                          91-1317131
-------------------------------                         -------------------
(State of other jurisdiction of                          (IRS Employer
 incorporation or organization)                          Identification No.)


                               150 E. 58th Street
                               New York, NY              10155
                -------------------------------------------------
               (Address of principal executive offices)(Zip Code)

Issuer's Telephone Number: 212-514-6600

Check whether the issuer (1) filed all reports required to be filed by Section 13 of 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days YES [X] NO [ ].

State the number of shares outstanding of each of the issuer's classes of common equity, as the latest practicable date: There were 52,694,316 shares of the Registrant's common stock issued and outstanding as of August 20, 2002.

                               EXUS NETWORKS, INC.

                                      INDEX

Part I.  Financial Information                                     Page

Item 1.  Financial Statements:

Consolidated Balance Sheet June 30, 2002                             3

Consolidated Statements of Operations For the three and
 six months ended June 30, 2002 and 2001                             4

Consolidated Statements of Cash Flows For the three and
 six months ended June 30, 2002 and 2001                             5

Notes to Consolidated Financial Statements                          6-7

Item 2.  Management's Discussion and Analysis or Plan
         of Operation                                               7-10

Part II.  Other Information                                           10

Item 1.  Legal Proceedings                                            10

Item 2.  Changes in Securities                                     10-11

Item 3.  Defaults upon Senior Securities                              11

Item 4.  Submission of Matters to a Vote of Security Holders          11

Item 5.  Other Information                                            11

Item 6.  Exhibits and Reports on Form 8-K,                            11

Signatures                                                            11

                               EXUS NETWORKS, INC
                           CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                  June 30, 2002


                                 Current Assets

Cash                                                      $    5,601
                                                           ---------
Total Current Assets                                           5,601

PROPERTY AND EQUIPMENT, net                                  209,401
OTHER ASSETS - DEPOSITS                                       94,218
                                                           ---------
Total Assets                                              $  309,220
                                                           =========

                      Liabilities and Stockholder's Deficit

Current Liabilities:
 Accounts payable and accrued expenses                    $1,525,728
 Payroll taxes payable                                       472,566
 Customer deposits                                            55,103
                                                           ---------
Total Current Liabilities                                  2,053,397
                                                           ---------

LOANS PAYABLE AFFILIATES                                     201,054
DUE TO OFFICER                                               136,379
LONG-TERM DEBT                                               389,129
                                                           ---------
Total Liabilities                                          2,779,959
                                                           ---------

Stockholders' Deficit:
 Common stock, par value $.001
  shares authorized 750,000,000
  issued and outstanding 52,684,177                           52,102
 Additional paid-in capital                                5,037,626
 Accumulated deficit                                      (7,560,467)
                                                           ---------
Total Stockholders' Deficit                               (2,470,739)
                                                           ---------
Total Liabilities and Stockholders' Deficit               $  309,220
                                                           =========


                 See notes to consolidated financial statements

                               EXUS NETWORKS, INC
                      CONSOLIDATED STATEMENT OF OPERATIONS




                                 Three months ended        Six months ended
                                      June 30,                 June 30,
                                ---------------------   -----------------------
                                   2002        2001          2002       2001

Sales and service revenue      $  60,755  $   204,524  $   259,074  $   428,310

Cost of sales                     14,240      151,314       69,667      249,108
                                --------    ---------    ---------    ----------
Gross profit                      46,515       53,210      189,407      179,202

General and administrative       102,588      107,803      579,404      396,788
Stock based compensation         328,125    1,955,217      392,391    1,955,217
Research and Development            -            -         206,679         -
                                --------    ---------    ---------   ----------
LOSS BERFORE OTHER INCOME
 (EXPENSES)                     (384,198)  (2,009,810)    (989,067)  (2,172,803)
                                --------    ---------    ---------   ----------

INTEREST EXPENSE                  50,664         -          57,344         -
                                --------    ---------    ---------   ----------
OTHER INCOME (EXPENSES)           50,664         -          57,344         -
                                --------    ---------    ---------   ----------
Net loss                       $(434,862) $(2,009,810) $(1,046,411) $(2,172,803)
                                ========    =========    =========   ==========
Net income/(loss) per common
 share Basic and diluted           (0.01)       (0.06)       (0.02)      (0.061)
                                ========    =========    =========   ==========
Basic and diluted weighted
 average number of common
 shares outstanding           44,431,869    35,773,349   42,354,846   35,773,349
                              ==========    ==========   ==========  ===========





                 See notes to consolidated financial statements

                               EXUS NETWORKS, INC
                      CONSOLIDATED STATEMENT OF CASH FLOWS





                                                  Six months ended June 30,

                                                     2002             2001
                                                  ----------     ---------------
Cash Flow from Operating Activities:

Net Loss                                         $(1,046,411)    $(2,009,810)
Adjustments to reconcile net loss to net cash used by operating activities

Depreciation and amortization                          6,000           2,842
Expenses paid by issuance of stock                   392,391            -
Beneficial conversion feature                         30,000            -

Changes in operating assets and liabilities:
 Accounts receivable/other                             8,983         (45,988)
 Inventory                                           (12,536)       (191,668)
 Prepaid expenses                                    (66,761)        (54,016)
 Accounts payable and accrued expenses               299,021        (185,603)
 Payroll taxes payable                                (4,345)        110,319
 Deferred income                                    (111,244)          9,692
                                                  ----------      ----------
Net cash used in operating activities               (504,902)     (2,364,232)
                                                  ----------      ----------

Investing Activities
 Sale of property and equipment                       69,429            -
                                                  ----------      ----------
Net cash provided by investing activities             69,429            -
                                                  ----------      ----------

Financing Activities
 Borrowings from long-term debt                       13,103            -
 Repayments to affiliates                             (5,253)        (50,375)
 Borrowings from officer                             127,696         (21,586)
Issuance of common stock                                -             10,500
Additional paid in capital                              -          2,451,791
                                                  ----------      ----------
Net cash provided by financing activities            135,546       2,390,330
                                                  ----------      ----------

Net (decrease) increase in cash                     (299,927)         26,098

Cash, and cash equivalents, beginning of period      305,528          15,805
                                                  ----------      ----------
Cash, and cash equivalents, end of period        $     5,601     $    41,903
                                                  ==========      ==========


SUPPLEMENTAL CASH FLOW INFORMATION:

 Cash paid for:

  Income taxes                                    $    -         $    -
                                                   ========      ========
  Interest                                        $    -         $    -
                                                   ========      ========

PART I.

ITEM 1   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO FINANCIAL STATEMENTS

1. GENERAL

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions for Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Results of operations for the three months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ended December 31, 2002. The accompanying consolidated financial statements should be read in conjunction with the Company's annual report filed with the Securities and Exchange Commission on May 10, 2002.

2. GOING CONCERN

The accompanying financial statements have been prepared on a going-concern basis, which presumes that the Company will be able to continue to meet its obligations and realize its assets in the normal course of business.

As shown in the accompanying financial statements, the Company has a history of losses with an accumulated deficit of $7,560,467 at June 30, 2002 and, as of that date, a working capital deficiency of $2,047,796. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to ultimately attain profitable operations, generate sufficient cash flow to meet its obligations, and obtain additional financing as may be required.

3. COMMON STOCK

On June 3rd, 2002 the Company issued 375,000 shares of its restricted common stock to Unified Networks Ltd. to replenish shares advanced to consultants on the Company's behalf.

On June 3rd, 2002 the Company issued 250,000 shares of its restricted common stock to Mirador Consulting in consideration of services performed by Dailyfinancial.com on behalf of the Company.

On June 26th 2002, the Company filed a Form S-8 for the registration of 25,000,000 shares.

Of these 25,000,000 shares:
-11,500,000 shares were reserved for issuance pursuant to options available for grant under the Company's 2002 Stock Option Plan. Of these 11,500,000 shares, the Company issued 1,500,000 shares to a consultant in consideration of services rendered on behalf of the Corporation and upon his exercise of such number of stock options at $0.001 per share. The remaining 10,000,000 remain unissued to date.

-6,000,000 shares were issued to Mr. David Sarna pursuant to a consulting agreement between himself and the Company.

-5,000,000 shares were issued to Mr. Martin Licht pursuant to a consulting Agreement between himself and the Company. Said agreement was subsequently cancelled, 3,000,000 of Mr. Licht's shares were returned and cancelled.

-2,500,000 shares were optioned to Mr. Isaac Sutton, an Officer and Director of the Company, at an exercise price of $.04 per share, pursuant to the exercise of options granted to him under the 2002 Stock Option Plan. Mr. Sutton exercised this option for $100,000.

On July 18, 2002, the Company cancelled 700,000 shares previously issued on contingency to Gerald Resnick.

4. OPTIONS AND WARRANTS

As of July 30, 2002, the Company had 8,080,000 options and warrants outstanding and 10,000,000 unissued options under the Employee stock Option plan.:


ITEM 2   MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Overview

Exus Networks, Inc. (the "Company" or the "Registrant") is engaged in the business of providing telecommunications services and equipment on a global basis. The Company's primary focus is on the emerging markets, primarily those of Central Asia, Eastern Europe, and the Commonwealth of Independent States. The Company is positioning itself to be a specialty provider of broadband connectivity to support distance learning platforms and applications, especially, but not exclusively, in the field of medical education.

Management believes that the telecommunications industry in the United States suffers from an excess of bandwidth and overspending on terrestrial and cellular network infrastructure which are the result of demand overestimation. In contrast, the Company operates in countries with a limited and outdated telecommunications infrastructure that cannot support the demand for services. Services which the Company believes are taken for granted in the United States, such as internet access, international long distance calling, and in some regions, even local dial tone, are unavailable in many emerging market regions, or are available, with poor quality of service and exorbitant pricing. The Company believes that as a result, it can capitalize in emerging markets by offering its services and products. The Company employees approximately twenty full time individuals across its offices in New York, Poland, Ukraine, Kazakhstan, Cyprus, and Uzbekistan.

In addition, the Company sees a tremendous interest in and need for high caliber educational resources in the emerging markets. To meet this need, the Company is seeking partnerships with various international corporations, governmental agencies, and medical and educational institutions to deliver distance learning resources on a global basis.


The Company's business strategy includes expanding the operations of its established Mobile Satellite Division and further developing its Shared Satellite Network Division, and Distance Learning Division. To allow it to focus on its satellite network and in light of Swisscom's plans to terminate its

EasyRoam program, the Company closed its RoamBuddy division which distributed a pre-paid cellular service. The Company believes that strategic acquisitions will allow it to accelerate sales growth, increase profitability, and expand its geographic presence. The Company is in the process of identifying and evaluating acquisition candidates consistent with its acquisition strategy.

In August 2002, the Company entered into an agreement with New Millennium Development Group ( NMDG) to acquire its Global Business Development Group for Exus restricted shares. It is contemplated to issue 50,000,000 Exus shares. This acquisition is subject to Exus restructuring of its current debt and further due diligence on both parties part. The details of the transaction are still being negotiated.

Results of Operations
Six months ended June 30, 2002 compared to six months ended June 30, 2001 Sales and Service Revenue

For the six months ended June 30, 2001, sales and service revenue was $428,310 as compared to $259,074 for the six months ended June 30, 2002, a decrease of 40%. Management believes that the decline in sales is primarily attributable to the decline in Inmarsat sales due to the introduction of new competing technologies and the termination of the RoamBuddy division since the underling carrier, Swisscom, has announced the closing of the prepaid platform.

Gross Profit

For the six months ended June 30, 2001, gross profit was $179,202, 42% as a percentage of sales and service revenues, as compared to $189,407, 73% as a percentage of sales and service revenues for the six months ended June 30, 2002. Management attributes the increase in gross profit as a percentage of sales and service revenues primarily to the fact that sales were substantially bookings of residual service sales rather than new customers and equipment.

General and Administrative Expenses

For the six months ended June 30, 2001, general and administrative expenses were $396,788 as compared to $579,404 for the six months ended June 30, 2002, an increase of 46%. Management attributes the increase in general and administrative expenses primarily to reclassification of accrued expenses.

Accounts Payable

Accounts Payable balance at the end of the period was $1,164,695 which includes one vendor which represents 28% of the payable, for an amount owed of $330,000. This vendor has accepted a payment of 10% as full payment for the indebitness provided the debt is paid in 30 days. In addition the payables reflect judgments totaling $178,513; management has received indications from the parties involved that these can be settled for 50% of the face value.

Stock Based Compensation

For the six months ended June 30, 2002, the Company incurred stock based compensation expenses of $392,391 attributable to the issuance of shares of common stock for services.

Liquidity and Capital Resources

The Company has funded its requirements for working capital primarily through the sale of the Company's products and services, private borrowings and the sale of the Company's securities. As of June 30, 2002, the Company had a working capital deficit of $2,047,796.

At June 30, 2002 the Company owed $201,054 to Unified Networks, Ltd., a Cyprus company controlled by Isaac H. Sutton, the Company's Chief Executive Officer, a director and principal stockholder. The advances are payable in late 2003 together with interest at the rate of 2% per annum.

At June 30, 2001 and 2002, the Company owed Mr. Sutton the sum of $116,831 and $136,379, respectively. The loans bear interest at the rate of 10% per annum and are payable in late 2003.

As of June 30, 2002, the Company owed payroll taxes, including interest and penalties of $472,566..

At June 30, 2002, the Company owed the amount of $341,033 to ten current and former employees such amounts are included in accrued expenses.

In December 2001, Company borrowed the sum of $500,000 pursuant to a secured promissory note. The note bears interest at the rate of 10% per annum and is secured by all of the Company's assets. The notes are due in July 2003.

For the six months ended June 30, 2002, net cash flows used in operating activities were $504,902 which was attributable to a net loss of $1,046,411 offset by non-cash compensation, depreciation and amortization and a beneficial conversion feature. For the six months ended June 30, 2002, the cash provided by investing activities was $69,429 attributable to the sale of equipment at book value.

For the six months ended June 30, 2002, net cash provided by financing activities was $135,546 which was attributable to loans from an officer.

The Company anticipates a significant increase in capital expenditures subject to obtaining additional financing, of which there can be no assurance.

The Company's capital requirements depend on numerous factors, including market acceptance of the Company's products and services, ability to obtain additional financing, technological developments, capital expenditures and other factors. The Company had a working capital deficit of $2,047,796 as of June 30, 2002 and has an immediate need for additional financing of at least $1,000,000 to continue operations. If the Company does not immediately receive additional financing, the Company will be required to cease operations. If the Company obtains additional financing, of which there can be no assurance, the Company may sell equity securities. The sale of additional equity or convertible debenture securities could result in additional dilution to the stockholders.

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

Part II
OTHER INFORMATION

ITEM 1            LEGAL PROCEEDING

The Company has four judgments for a total amount of $178,513. The Company believes that for 50% of face value these judgments can be satisfied.


ITEM 2            CHANGES IN SECURITIES

Sale of Unrestricted Securities

On June 3rd, 2002 the Company issued 375,000 shares of its restricted common stock to Unified Networks Ltd. to replenish shares advanced to consultants on the Company's behalf.

On June 3rd, 2002 the Company issued 250,000 shares of its restricted common stock to Mirador Consulting in consideration of services performed by Dailyfinancial.com on behalf of the Company.

On June 26th 2002, the Company filed a Form S-8 for the registration of 25,000,000 shares. Of these 25,000,000 shares:

-11,500,000 shares were reserved for issuance pursuant to options available for grant under the Company's 2002 Stock Option Plan. Of these 11,500,000 shares, the Company issued 1,500,000 shares to a consultant in consideration of services rendered on behalf of the Corporation and upon his exercise of such number of stock options at $0.001 per share. The remaining 10,000,000 remain unissued to date.

-6,000,000 shares were issued to Mr. David Sarna pursuant to a consulting agreement between himself and the Company.

-5,000,000 shares were issued to Mr. Martin Licht pursuant to a consulting Agreement between himself and the Company. Said agreement was subsequently cancelled, 3,000,000 of Mr. Licht's shares were returned and cancelled.

-2,500,000 shares were optioned to Mr. Isaac Sutton, an Officer and Director of the Company, at an exercise price of $.04 per share, pursuant to the exercise of options granted to him under the 2002 Stock Option Plan. Mr. Sutton exercised this option for $100,000.

On July 18, 2002, the Company cancelled 700,000 shares previously issued on contingency to Gerald Resnick.


ITEM 3            DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

ITEM 5            OTHER INFORMATION

In August 2002, the Company entered into an agreement with New Millennium Development Group ( NMDG) to acquire its Global Business Development Group for Exus restricted shares. It is contemplated to issue 50,000,000 Exus shares. This acquisition is subject to Exus restructuring of its current debt and further due diligence on both parties part. The details of the transaction are still being negotiated.


ITEM 6            EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

         99.1     Certification of Chief Executive and Financial Officer

b)  Reports on Form 8-K

On May 13, 2002 the Company filed a report on Form 8-K with respect to a change in the Company's independent public accountants.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:August 23, 2002                    Exus Networks, Inc.



                                   By:/s/ Isaac Sutton
                                          -------------
                                          Isaac Sutton, Chief Executive Officer