Form 10QSB
period 2002-09-30
EXUS NETWORKS  INC
filed 2002-11-22
CIK 810270

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10 QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE
    ACT OF 1934.

                       For the period ended September 30, 2002

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

State the number of shares outstanding of each of the issuer's classes of common equity, as the latest practicable date: There were 124,754,503 shares of the Registrant's common stock issued and outstanding as of November 15, 2002.

                               EXUS NETWORKS, INC.

                                      INDEX

Part I.  Financial Information                                     Page

Item 1.  Financial Statements:

Consolidated Balance Sheet September 30, 2002                         3

Consolidated Statements of Operations for the three and
 nine months ended September 30, 2002 and 2001                        4

Consolidated Statements of Cash Flows for the nine
months ended September 30, 2002 and 2001                              5

Notes to Consolidated Financial Statements                          6-7

Item 2.  Management's Discussion and Analysis or Plan
         of Operation                                              7-13

Item 3.  Controls and Procedures                                     13

Part II.  Other Information                                          13

Item 1.  Legal Proceedings                                           13

Item 2.  Changes in Securities                                    13-14

Item 3.  Defaults upon Senior Securities                             14

Item 4.  Submission of Matters to a Vote of Security Holders         14

Item 5.  Other Information                                           14

Item 6.  Exhibits and Reports on Form 8-K,                           14

Signatures                                                           14

                               EXUS NETWORKS, INC
                           CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                  September 30, 2002


                                 Current Assets

Cash                                                      $    7,558
                                                           ---------
Total Current Assets                                           7,558

PROPERTY AND EQUIPMENT, net                                  109,401
DEPOSITS                                                         500
                                                           ---------
Total Assets                                              $  117,459
                                                           =========

                      Liabilities and Stockholders' Deficit

Current Liabilities:
 Accounts payable and accrued expenses                    $1,256,736
 Current portion of long-term debt                           513,040
 Payroll taxes payable                                       472,566
 Customer deposits                                            55,103
                                                           ---------
Total Current Liabilities                                  2,297,445
                                                           ---------

DUE TO OFFICER                                               196,379
LOANS PAYABLE AFFILIATES                                     201,054
                                                           ---------
Total Liabilities                                          2,694,878
                                                           ---------

Stockholders' Deficit:
 Common stock, par value $.001
  shares authorized 750,000,000
  issued and outstanding 60,166,316                           60,166
 Additional paid-in capital                                5,088,482
 Accumulated deficit                                      (7,726,067)
                                                           ---------
Total Stockholders' Deficit                               (2,577,419)
                                                           ---------
Total Liabilities and Stockholders' Deficit               $  117,459
                                                           =========


                 See notes to consolidated financial statements

                               EXUS NETWORKS, INC
                      CONSOLIDATED STATEMENTS OF OPERATIONS




                                 Three months ended        Nine months ended
                                   September 30,            September 30,
                                ---------------------   -----------------------
                                   2002        2001          2002       2001

Sales and service revenue      $  30,092  $   221,044  $   289,166  $   649,354

Cost of sales                     16,492      154,530       86,159      403,638
                                --------    ---------    ---------    ----------
Gross profit                      13,600       66,514      203,007      245,716

General and administrative       263,843      904,224      843,247    1,301,012
Stock based compensation          20,000         -         412,391         -
Research and Development            -            -         206,679         -
                                --------    ---------    ---------   ----------
LOSS BEFORE OTHER INCOME
 (EXPENSES)                     (270,243)    (837,710)  (1,259,310)  (1,055,296)

INTEREST EXPENSE                  12,826         -          70,170            -
OTHER INCOME (EXPENSES)          117,469         -         117,469      611,180
                                --------    ---------    ---------   ----------
Net loss                       $(165,600)   $(837,710) $(1,212,011)   $(444,116)
                                ========    =========    =========   ==========
Net loss per common share
 Basic and diluted             $   (0.00)   $   (0.02) $     (0.03)   $   (0.01)
                                ========    =========    =========   ==========
Basic and diluted weighted
 average number of common
 shares outstanding           46,731,869    37,853,349   44,654,846   37,853,349
                              ==========    ==========   ==========  ===========

                 See notes to consolidated financial statements

                               EXUS NETWORKS, INC
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                         Nine months ended September 30,

                                                     2002             2001
                                                  ----------     ---------------
Cash Flow from Operating Activities:

Net Loss                                        $(1,212,011)      $ (444,116)
Adjustments to reconcile net loss to net cash used by operating activities

Depreciation and amortization                       106,000           10,000
Expenses paid by issuance of stock                  443,591             -
Beneficial conversion feature                        30,000             -

Changes in operating assets and liabilities:
Accounts receivable/other                             8,983          (16,555)
Inventory                                           (12,536)        (237,012)
Prepaid expenses                                    (66,761)        (72,502)
Investment                                             -                 540
Deposits                                             93,718          (37,713)
Accounts payable and accrued expenses               158,660          824,734
Payroll taxes payable                                (4,345)            -
Deferred Income                                    (111,244)          77,427
Customer Deposit                                       -              55,772
Loans payable                                          -            (185,425)
                                                  ----------      ----------
Net cash used in operating activities              (565,945)         (24,850)
                                                  ----------      ----------
Investing Activities
 Purchase of property and equipment                    -            (326,472)
                                                  ----------      ----------
Net cash used in investing activities                  -            (326,472)
                                                  ----------      ----------

Financing Activities
Borrowings from long-term debt                       13,103             -
Repayments to affiliates                             (5,253)            -
Borrowings from officer                             187,696             -
Issuance of common stock                              3,000           31,650
Additional paid in capital                             -           2,187,108
Accumulated Deficit(prior period adjustment)           -          (1,820,132)
                                                  ----------      ----------
Net cash provided by financing activities           188,546          398,626
                                                  ----------      ----------
Net (decrease)increase in cash                     (297,970)          47,304

Cash, and cash equivalents, beginning of period     305,528             -
                                                  ----------      ----------
Cash, and cash equivalents, end of period        $    7,558      $    47,304
                                                  ==========      ==========

PART I.

ITEM 1   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO FINANCIAL STATEMENTS

1. GENERAL

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions for Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Results of operations for the three and nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ended December 31, 2002. The accompanying consolidated financial statements should be read in conjunction with the Company's annual report filed with the Securities and Exchange Commission on May 10, 2002.

2. GOING CONCERN

The accompanying financial statements have been prepared on a going-concern basis, which presumes that the Company will be able to continue to meet its obligations and realize its assets in the normal course of business.

As shown in the accompanying financial statements, the Company has a history of losses with an accumulated deficit of $7,726,067 at September 30, 2002 and, as of that date, a working capital deficiency of $2,289,887. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to ultimately attain profitable operations, generate sufficient cash flow to meet its obligations, and obtain additional financing as may be required.

3. COMMON STOCK

On Sept 26th 2002, the Company filed a Form S-8 for the registration of 25,000,000 shares.

Of these 25,000,000 shares:
-11,500,000 shares were reserved for issuance pursuant to options available for grant under the Company's 2002 Stock Option Plan. Of these 11,500,000 shares, the Company issued 10,000,000 shares to consultants, employees and attorneys in consideration of services rendered on behalf of the Corporation and upon their exercise of such number of stock options at $0.001 per share. The remaining 1,500,000 remain unissued to date.

-6,000,000 shares were issued to Mr. David Sarna pursuant to a consulting agreement between himself and the Company.

-5,000,000 shares were issued to Mr. Martin Licht pursuant to a consulting Agreement between himself and the Company. Said agreement was subsequently Cancelled and 3,000,000 of Mr. Licht's shares were returned and cancelled.

-2,500,000 shares were issued to Mr. Isaac Sutton, an Officer and Director of the Company, at an exercise price of $.04 per share, pursuant to the exercise of options granted to him under the 2002 Stock Option Plan. Mr. Sutton exercised this option for $100,000.

On July 18, 2002, the Company cancelled 700,000 shares previously issued on contingency to Gerald Resnick.

On September 13,2002, the company issued 2,000,000 restricted shares to Don Jackler pursuant to a consulting agreement between himself and the company.

On September 13, 2002, the Company issued 472,000 shares to creditors for cancellation of $246,000 of debt.

On November 4, 2002, the Company issued 2,000,000 shares under a private placement of $30,000 which was subscribed to in September 2002.

4. OPTIONS AND WARRANTS

As of September 30, 2002, the Company had 8,080,000 options and warrants outstanding and 1,500,000 unissued options under the Employee stock Option plan.

ITEM 2   MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Overview

Exus Networks, Inc. is currently in the process of a complete reorganization, including its lines of business and management personnel. Exus continues to restructure its debt in order to attract new capital which is essential to carry out the Business plan. Plans for the company include the creation and development of three distinct divisions, each of which in time would become their own operating subsidiaries. Such plans are dependent upon raising at least $1,000,000 in new equity. Products and services of each division lend themselves to cross marketing opportunities, and several rely on the others to successfully be introduced to market. An overview of each of the three divisions is as follows:

A) EXUS EDUCATIONAL NETWORK

The Exus Educational Network (EEN) intends to provide strategic learning solutions that help enterprises and individuals achieve tangible educational results. This is expected to be accomplished by delivering a wide breadth and depth of content-centered learning solutions with a keen focus on high quality instructional design and learner engagement.

The content and courses of EEN (library is intended to contain over 300,000 learning objects) will be licensed from various leading educational content providers. Currently, Exus has signed agreements with three such providers, and anticipates signing with additional providers in the near future. In addition, Continuing Medical Educational material will be provided through an agreement with the Mount Sinai School of Medicine in New York and other providers as relationships are established. Among the courses to be provided, 44 Industry certifications and various accreditations can be earned. The content of EEN is intended to be accessed through a web site (available in several languages) dedicated to the service. This web site is currently being developed and will be available online by the first quarter of 2003. Students of EEN will access the web site through the use of a prepaid smart card. Schools, employers, and government agencies will distribute the smart card. Each smart card will contain credits that can be redeemed online for the courses desired by the student. Courses range many fields and skills, and examples include courses in language study, vocational training, as well as Continuing Medical Education (CME) for doctors and other health care providers. Because of EEN's plan for an ever-growing learning database, learning provider partnerships and active services for online learners, the service will be able to grow rapidly.

The EEN will be marketed in emerging market countries through partnerships with Universities, Governments and multi-national Companies. The countries that have been selected are areas where agencies, such as the World Bank, European Bank of Reconstruction and Development (EBRD), African Development Bank (ADB) and the Overseas Private Investment Corporation (OPIC), have established programs to subsidize educational efforts. The EEN will utilize, in certain instances, the Exus shared satellite network and Inmarsat BGAN service for delivery of the content. It is the goal of Exus to enroll 50,000 students during 2003. There is no assurance that it will be successful in that regard. Exus expects to announce a dedicated management team and educational advisors for EEN in the near future.

B) SATELLITE SERVICES

Exus, through its role as a service provider, intends to continue to offer for sale Mobile Satellite equipment and services on both the Inmarsat and Thuraya satellite systems to governments and multi-national organizations in emerging markets and remote locations worldwide. In addition, through its own private shared satellite network, Exus intends to deliver various services to a similar base of customers.

         i) Inmarsat - The Inmarsat satellite system began in 1979 with the goal of serving the maritime industry by developing satellite communications for ship management and distress and safety applications. Inmarsat currently operates a global satellite system that is used by independent service providers to offer a range of voice and multimedia communications for customers on the move or in remote locations. While continuing to perform its original mandate, Inmarsat has since expanded into land, mobile, and aeronautical communications, so that users now include thousands of people who live, work, or travel in remote areas without reliable terrestrial networks.

As a licensed reseller of Inmarsat equipment and service, Exus will seek to sell the new BGAN Inmarsat terminals that will enable Exus to deliver portable satellite service to businesses, governments and education establishments in up to 99 countries around the globe. The service is expected to enable these customers to benefit from communication services that are overpriced or unavailable in their geographic location.

The BGAN lightweight hand-held phones enable users in underdeveloped areas within the satellites coverage area spanning five continents to gain access to the Internet and other databased applications and solutions. The terminal offers access to a high-speed (up to 144 kbit/s) shared, secure channel. This speed is twice as fast as highly anticipated GPRS and 2.5G mobile networks.

         ii) Thuraya - Thuraya Satellite Telecommunications Company operates a satellite system that provides satellite telephone services to ninety-nine countries. Thuraya offers satellite-based telephony through a dynamic mobile phone that combines satellite, GSM, and GPS in one device. Thuraya was established in April of 1997 in the UAE and its shareholders include eighteen prominent national telecommunications operators and investment houses. The Thuraya satellite was launched in the 3rd quarter of 2000 and commercial usage of the devices began in the 4th quarter of 2000.

Thuraya equipment is revolutionary in its design, and service over the Thuraya network provides substantial cost-savings to end-users. These features make Thuraya a substantial breakthrough in the satellite communications marketplace. Our installed base of Inmarsat customers serves as a foundation for sales of the Thuraya line as well as other Exus products. The Satellite Division is aiming to subscribe one thousand Thuraya customers by the end of 2003.

         iii) Shared Satellite Network - The shared satellite network is intended to provide a low-cost alternative to purchasing dedicated satellite connectivity, allowing customers to utilize broadband satellite connectivity on-demand, versus a flat rate for a dedicated connection. The network brings affordable, high-speed broadband connectivity to emerging market regions where currently there is only dial-up Internet access, and in some cases no Internet access at all.

Exus is working on strategic partnerships and joint ventures that will provide end-to-end satellite-based communications services. These partnerships will be crucial stepping-stones towards implementing the shared satellite network, which has existed in the planning stages for many years. Utilizing a global satellite, with coverage in Asia, Australia, and almost all of Europe and Africa, Exus expects to be able to provide Educational Courses, Internet and telephony services (using IP technology) to markets spanning four continents, reaching over 75% of the world's population and including points farther east in Europe than any other global network. The shared satellite network, in conjunction with the business and telecommunications licenses Exus holds both domestically and abroad, puts Exus in the unique position of being able to offer customers an end-to-end solution on a network which control entirely by a single company. Exus expects to announce a dedicated management team for the Satellite Services in the near future.

C) EDUCATIONAL CENTERS

Exus will seek to create and franchise educational centers in 27 emerging markets during the year 2003:

Albania                   Armenia           Azerbaijan            Belarus
Bosnia&Herzegovina        Bulgaria          Croatia               Czech Republic
Estonia                   Georgia           Hungary               Kazakhstan
Kyrgyzstan                Latvia            Lithuania             Macedonia
Moldova                   Poland            Romania               Russia
Slovak Republic           Slovenia          Tajikistan            Turkmenistan
Ukraine                   Uzbekistan        FMR Yugoslavia


Each center is expected to cost approximately $250,000. The cost of these centers may be covered through sponsorships and franchises. Each center will target 3-5 sponsors, each of which with an average contribution of $50,000. In exchange for their sponsorship, sponsors will have access to in-center promotional and advertising opportunities, including advertising on each workstation. Sponsors will be selected from local and multi-national companies conducting business in the region. There is no assurance that Exus will be successful in securing sponsors.


Each educational center will be fashioned after the same model, thus creating and building a brand image. In addition, the services offered at each center will also be the same. Some of the services that are expected to be offered will include, but are not limited to:

o 100 workstations outfitted with privacy barriers, flat-screen monitor, 2-way video camera, keyboard, mouse and headphones

o "no-frills" access to the entire world wide web (no walled gardens and no access to PC installed software)

o broadband satellite connectivity via the Exus shared satellite network to provide unsurpassed speed, reliability and quality in the region

o dedicated workstations with access to the Exus Educational Network web site

o        low-cost global telephone access via an advanced voice over IP network


Exus will seek to achieve the lowest cost base by exploiting economies of scale at the center level and by keeping the business simple. All hardware and software will be purchased by competitive tender based on architecture that utilizes commodity items available from multiple vendors. Any unique business systems will be supported in house. Using yield management Exus will seek to maximize revenue and keep the stores busy by appealing to both visitors and locals.

The environment in the centers is intended to be clean and safe but fitted out to reduce up-front and on-going costs. Exus expects to select busy but inexpensive locations. To further reduce costs Exus seek to offer part of the in-center real estate to concessionaires, creating a contestable market for the provision of synergistic products to our customers. Any ancillary revenue such as in-center advertising will be subcontracted to outside specialists who will retain all the business risk. Exus will seek to minimize labor-intensive processes through automation and outsourcing. Exus will seek to develop a strong people culture and align the interests of the staff with those of our shareholders in order to create a profitable business and long-term value. Exus expects to announce a dedicated management team, sponsors and global partners for the centers in the near future.

Exus recent agreement with New Millennium Development Group Inc provides Exus a global network of partners and contacts that will enable Exus to achieve its goals in Establishing Educational Centers and selling Educational Courses. Mr. Isaac Sutton, CEO and Mr. Daniel Imperato, consultant to the company, both have several years of extensive worldwide contacts and experience to fast track these goals and opportunities.

Results of Operations
Nine months ended September 30, 2002 compared to nine months ended September 30, 2001 Sales and Service Revenue

For the nine months ended September 30, 2001, sales and service revenue was $649,354 as compared to $289,166 for the nine months ended September 30, 2002, a decrease of 55%. Management believes that the decline in sales is primarily attributable to the decline in Inmarsat sales due to the introduction of new competing technologies, lack of sufficient capital to maintain the appropriate inventories and the termination of the RoamBuddy division since the underlying carrier, Swisscom, has announced the closing of the prepaid platform.

Gross Profit

For the nine months ended September 30, 2001, gross profit was $245,716, 38% as a percentage of sales and service revenues, as compared to $203,007, 70% as a percentage of sales and service revenues for the nine months ended September 30, 2002. Management attributes the increase in gross profit as a percentage of sales and service revenues primarily to the fact that sales were substantially bookings of residual service sales rather than new customers and equipment.

General and Administrative Expenses

For the nine months ended September 30, 2001, general and administrative expenses were $1,301,012 as compared to $843,247 for the nine months ended September 30, 2002, a decrease of 35%. Management attributes the decrease in general and administrative expenses primarily to reorganization and reduction of staff.

Stock Based Compensation

For the nine months ended September 30, 2002, the Company incurred stock based compensation expenses of $412,391 attributable to the issuance of shares of common stock for services.

Liquidity and Capital Resources

The Company has funded its requirements for working capital primarily through the sale of the Company's products and services, private borrowings and the sale of the Company's securities. As of September 30, 2002, the Company had a working capital deficit of $2,289,887.

Accounts Payable and Accrued expenses

Accounts Payable and accrued expense balance at the end of the period was $1,256,736 which includes $126,939 which was converted to equity on November 4, 2002. One vendor with an amount owed of $330,000, has accepted a payment of 10% of the balance as full payment for the indebtedness. At September 30, 2002, the Company owed approximately $195,549 to ten current and former employees which is included in accrued expenses.

At September 30, 2002 the Company owed $201,054 to Unified Networks, Ltd., a Cyprus company controlled by Isaac H. Sutton, the Company's Chief Executive Officer, director and principal stockholder. Unified has agreed to convert this debt to preferred shares subject to registration of the preferred shares which is in process.

At September 30, 2002, the Company owed Mr. Sutton the sum of $196,379. On November 4, 2002 Mr. Sutton accepted restricted Common stock for $120,000 of such debt.

As of September 30, 2002, the Company owed salaries and payroll taxes, including interest and penalties of $472,566.

In December 2001, the Company borrowed the sum of $500,000 pursuant to a secured promissory note. The note bears interest at the rate of 10% per annum and is secured by all of the Company's assets. The notes are due in July 2003. The company has received a default notice due to missing a quarterly interest payment. Management is in discussions with the lender to renegotiate the terms of the loan.

For the nine months ended September 30, 2002, net cash flows used in operating activities were $ which was attributable to a net loss of $1,212,011 offset by non-cash compensation, depreciation and amortization and a beneficial conversion feature. For the nine months ended September 30, 2002, cash provided by investing activities was $ attributable to the sale of equipment at book value.
For the nine months ended September 30, 2002, net cash provided by financing activities were $ which was attributable to loans from an officer.

The Company anticipates a significant increase in capital expenditures subject to obtaining additional financing, of which there can be no assurance.

The Company's capital requirements depend on numerous factors, including market acceptance of the Company's products and services, ability to obtain additional financing, technological developments, capital expenditures and other factors. The Company had a working capital deficit of $1,776,847 as of September 30, 2002 and has an immediate need for additional financing of at least $1,000,000 to continue operations. If the Company does not immediately receive additional financing, the Company will be required to cease operations. If the Company obtains additional financing, of which there can be no assurance, the Company may sell equity securities. The sale of additional equity or convertible debentures could result in additional dilution to the stockholders.

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

Item 3.  CONTROLS AND PROCEDURES

         Our Chief Executive Officer and Chief Financial Officer is responsible for establishing and maintaining disclosure controls and procedures for us. Such officer has concluded (based upon his evaluation of these controls and procedures as of a date within 90 days of the filing of this report) that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in this report is accumulated and communicated to management, including our principal executive officers as appropriate, to allow timely decisions regarding required disclosure.

         The Certifying Officer also has indicated that there were no significant changes in our internal controls or other factors that could significantly affect such controls subsequent to the date of his evaluation, and there were no corrective actions with regard to significant deficiencies and material weaknesses.

Part II
OTHER INFORMATION

ITEM 1            LEGAL PROCEEDING

The Company has two judgments against it for a total amount of $80,179. The Company is in discussions with the judgment creditors for settlement. Such amounts have been accrued in the financial statements.


ITEM 2            CHANGES IN SECURITIES

Sale of Unrestricted Securities

On June 26th 2002, the Company filed a Form S-8 for the registration of 25,000,000 shares. Of these 25,000,000 shares:

-11,500,000 shares were reserved for issuance pursuant to options available for grant under the Company's 2002 Stock Option Plan. Of these 11,500,000 shares, the Company issued 10,000,000 shares to consultants, lawyers, and employees in consideration of services rendered on behalf of the Corporation and upon the exercise of such number of stock options at $0.001 per share. The remaining 1,500,000 remain unissued to date.

-6,000,000 shares were issued to Mr. David Sarna pursuant to a consulting agreement between himself and the Company.

-5,000,000 shares were issued to Mr. Martin Licht pursuant to a consulting Agreement between himself and the Company. Said agreement was subsequently cancelled, and 3,000,000 of Mr. Licht's shares were returned and cancelled.

-2,500,000 shares were issued to Mr. Isaac Sutton, an Officer and Director of the Company, at an exercise price of $.04 per share, pursuant to the exercise of options granted to him under the 2002 Stock Option Plan. Mr. Sutton exercised this option for $100,000.

On July 18, 2002, the Company cancelled 700,000 shares previously issued on contingency to Gerald Resnick.

On September 13, 2002, the Company issued 472,000 restricted shares to creditors for cancellation of $246,000 of debt.

On September 13,2002, the company issued 2,000,000 restricted shares to Don Jackler pursuant to a consulting agreement between himself and the company.

ITEM 3            DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

ITEM 5            OTHER INFORMATION

In October 2002, Exus Board of Directors have authorized a private placement to raise $100,000 at .01 per share to cover the overhead requirements through the end of the year.



ITEM 6            EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

         99.1     Certification of Chief Executive and Financial Officer

b)  Reports on Form 8-K

On September 23, 2002 the Company filed a report on Form 8-K with respect to a change in the Company's independent public accountants.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:November 22, 2002                    Exus Networks, Inc.



                                   By:/s/ Isaac Sutton
                                          -------------
                      Isaac Sutton, Chief Executive and Financial Officer

                                  CERTIFICATION
            Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

I, Isaac Sutton, certify that:

1.         I have reviewed this quarterly report on Form 10-QSB of Exus
           Networks, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. I (herein the "Certifying Officer") am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

              a) designed such internal controls to ensure that material information relating to the registrant, including its consolidated subsidiaries (collectively the "Company"), is made known to the Certifying Officer by others within the Company, particularly during the period in which this quarterly report is being prepared;

              b) evaluated the effectiveness of the registrant's internal controls as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

              c) presented in this quarterly report the conclusions of the Certifying Officer about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's Certifying Officer has disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:

              a all significant deficiencies (if any) in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

              b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's Certifying Officer has indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 22, 2002

                                   By:/s/ Isaac Sutton
                                          -------------
                                Isaac Sutton, Chief Executive and Financial
                                Officer