Form 10QSB/A
period 2002-09-30
EXUS NETWORKS  INC
filed 2002-12-09
CIK 810270

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10 QSB/A
                                 Amendment No. 1

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
                              ==========    ==========   ==========  ===========

                 See notes to consolidated financial statements

                               EXUS NETWORKS, INC
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                         Nine months ended September 30,

                                                     2002             2001
                                                  ----------     ---------------
Cash Flow from Operating Activities:

Net Loss                                        $(1,212,011)      $ (444,116)
Adjustments to reconcile net loss to net cash used by operating activities

Depreciation and amortization                       106,000           10,000
Expenses paid by issuance of stock                  443,591             -
Beneficial conversion feature                        30,000             -

Changes in operating assets and liabilities:
Accounts receivable/other                             8,983          (16,555)
Inventory                                           (12,536)        (237,012)
Prepaid expenses                                    (66,761)        (72,502)
Investment                                             -                 540
Deposits                                             93,718          (37,713)
Accounts payable and accrued expenses               158,660          824,734
Payroll taxes payable                                (4,345)            -
Deferred Income                                    (111,244)          77,427
Customer Deposit                                       -              55,772
Loans payable                                          -            (185,425)
                                                  ----------      ----------
Net cash used in operating activities              (565,945)         (24,850)
                                                  ----------      ----------
Investing Activities
 Purchase of property and equipment                    -            (326,472)
 Sale of property and equipment                      69,429             -
                                                  ----------      ----------
Net cash used in investing activities                69,429         (326,472)
                                                  ----------      ----------

Financing Activities
Borrowings from long-term debt                       13,103             -
Repayments to affiliates                             (5,253)            -
Borrowings from officer                             187,696             -
Issuance of common stock                              3,000           31,650
Additional paid in capital                             -           2,187,108
Accumulated Deficit(prior period adjustment)           -          (1,820,132)
                                                  ----------      ----------
Net cash provided by financing activities           198,546          398,626
                                                  ----------      ----------
Net (decrease)increase in cash                     (297,970)          47,304

Cash, and cash equivalents, beginning of period     305,528             -
                                                  ----------      ----------
Cash, and cash equivalents, end of period        $    7,558      $    47,304
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

Dated:December 9, 2002                    Exus Networks, Inc.



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

Date: December 9, 2002

                                   By:/s/ Isaac Sutton
                                          -------------
                                Isaac Sutton, Chief Executive and Financial
                                Officer