Form 10KSB
period 2002-12-31
EXUS NETWORKS  INC
filed 2003-05-01
CIK 810270

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

 [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT
                                     OF 1934

                   For the fiscal year ended December 31, 2002

                                EXUS GLOBAL, INC
                     [Formerly known as Exus Networks, Inc.]
             (Exact name of Registrant as specified in its charter)

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

                          Common Stock, $.001 par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year: $421,014.

The number of shares of Common Stock held by non-affiliates of the registrant (as determined for the purpose of this Form 10-KSB only) as of March 31, 2003 was with an approximate aggregate market value of $ 943,487(based upon the average of the bid and asked prices of such shares as of such date). The number of shares of the Common Stock of the issuer outstanding as of March 31, 2003 was 201,599,886.

                                TABLE OF CONTENTS


                                                                   Page

GENERAL NOTE......................................................   3

PART I   .........................................................   4
Item 1.  Description of Business..................................   4
Item 2.  Description of Properties................................  11
Item 3.  Legal Proceedings........................................  11
Item 4.  Submission of Matters to a Vote of Security Holders......  12

PARTII   .........................................................  12
Item 5.  Market for Common Equity and Related Stockholder Matters   12
Item 6.  Management's Discussion and Analysis or Plan of Operations 15
Item 7.  Financial Statements.....................................  27
Item 8.  Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosure..................  27

PARTIII   ........................................................  28
Item 9.  Directors, Executive Officers, Promoters and Control
         Persons of the Company, Compliance with Section 16(a)
          of the Exchange Act.....................................  28
Item 10. Executive Compensation...................................  31
Item 11. Security Ownership of Certain Beneficial Owners
          and Management..........................................  33
Item 12. Certain Relationships And Related Transactions...........  35
Item 13. Exhibits, Lists, and Reports on Form 8-K.................  36
Item 14. Controls and Procedures..................................  36

GENERAL NOTE

The matters discussed in this section and in certain other sections of this Form 10-KSB contain forward-looking statements within the meaning of Section 21D of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, that involve risks and uncertainties. All statements other than statements of historical information provided herein may be deemed to be forward-looking statements. Without limiting the foregoing, the words "may", "will", "could", "should", "intends", "thinks", "believes", "anticipates", "estimates", "plans", "expects", or the negative of such terms and similar expressions are intended to identify assumptions and uncertainties which could cause actual results to differ materially from those expressed in them. Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this report. The following cautionary statements identify important factors that could cause the Company's actual results to differ materially from those projected in the forward-looking statements made in this Report. Among the key factors that have a direct bearing on the Company's results of operations include:

- General economic and business conditions; the existence or absence of adverse publicity; changes in, or failure to comply with, government regulations; changes in marketing and technology; changes in political, social and economic conditions;

- Increased competition in the Internet; Internet capacity; general risk of the Internet.

- Success of operating initiatives; changes in business strategy or development plans; management of growth;

-    Availability, terms and deployment of capital;

-    Costs and other effects of legal and administrative proceedings;

- Dependence on senior management; business abilities and judgment of personnel; availability of qualified personnel; labor and employee benefit costs;

-    Development risks; risks relating to the availability of financing, and

-    Other factors referenced in this Report.

Because the risks factors referred to above could cause actual results or outcome to differ materially from those expressed in any forward-looking statements made by the Company, you should not place undue reliance on any such forward-looking statements. Other factors may be described from time to time in the Company's other filings with the Securities and Exchange Commission, news releases and other communications. Further, any forward-looking statement speaks only as of the date on which it is made and the Company undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for the Company to predict which will arise. In addition, the Company cannot assess the impact of each factor on the Company's business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements set forth above and contained elsewhere in this Annual Report on Form 10-KSB.

Exus has been and is currently subject to the informational requirements of the Securities Exchange Act of 1934, as amended. In accordance with those requirements, we file reports and other information with the Securities and Exchange Commission. Such reports and other information can be inspected and copied at the public reference facilities maintained by the SEC. Please call the SEC at 1-800-SEC-0330 for more information on the operation of its public reference rooms. The SEC also maintains a Web site that contains reports, proxy and information statements and other materials that are filed through the SEC's Electronic Data Gathering, Analysis, and Retrieval (EDGAR) system. This Web Site can be accessed at http://www.sec.gov. Our reports, registration statements, proxy and information statements and other information that we file electronically with the SEC are available on this site.

                                     PART I

Item 1. Description of Business

Introduction

Exus Global, Inc. (the "Company") is engaged in the business of providing delivery of distant education and telecommunication on a global basis. The Company's primary focus is on the emerging markets, primarily those of Central Asia, Eastern Europe, and Africa.

The Company was incorporated on September 26, 1985 as Gemini Energy Corporation under the laws of the State of Nevada. On January 28, 1994, the Company's name was changed to Nerox Energy Corporation. On April 24, 1998 the Company's name was changed to Nerox Holding Corporation. On December 15, 1998 the Company's name was changed to E*twoMedia.com. As of August 31, 1999, the Company acquired all of the issued and outstanding shares of common stock of Free Publishing Services Limited. Operations ceased in the fourth quarter of 2000, and the Company became inactive pursuant to a share purchase agreement with Mintcanyon Business Ltd., entered into on December 29, 2000. The Company sold all its shares in Free Publishing Services Ltd. in exchange for the assumption of specified assets and liabilities. On December 19, 2000 the Company's name was changed to Exus Networks, Inc. Pursuant to an Agreement and Plan of Reorganization (the "Exchange Agreement") dated January 15, 2001 between the Company and the shareholders of Exus Networks, Inc., a New York corporation ("Exus"), Isaac H. Sutton became the majority stockholder and the sole director of the Company. Upon consummation of the Exchange Agreement, the Company acquired all of Exus' common stock and the shareholders of Exus received 20,000,000 shares of the Company's common stock. On April 10, 2003 the Company's name was changed to Exus Global, Inc.

Exus is in the delivery of Distant Education and Telecommunication to emerging markets. Exus will sell Educational Courses through its division, E Education Network and telecommunication via its division, Votelnet. The delivery of this digital content is delivered through it Shared Satellite Network Division and in country EENIC's (Exus Education Network Internet Centers) would provide access to local population among other Exus customers. The Company believes that the primary advantage Exus has is its ability to offer end to end service via its planned satellite network, where the user has access to these services anywhere, so long as the user is in the "footprint" of the satellite system. The satellite system can be global in nature or include several continents. Exus is operating in or is in negotiations with partners in various emerging market countries such as Uzbekistan, Ukraine, Poland, Kazakhstan, Botswana, Senegal, Nigeria, Sudan, Afghanistan, Latvia and Ghana. Its targeted customers include international universities, government agencies, relief organizations, and multi-national companies such as Exxon-Mobil, Schlumberger, Parker Drilling, Chevron, and Ernst and Young.

Management believes that by offering its solution for delivery of Distant Education to emerging markets, it bridges the divide that exists between east and west, provides educational content and information which is lacking in these areas and provides a solution for Foundations, Governments, World Organizations and Multi National Companies to implement their programs in the most remote parts of the world where the need and funding require a solution. Management also believes that the telecommunications industry in the United States suffers from an excess of bandwidth and overspending on terrestrial and cellular network infrastructure, all resulting from demand for telecommunications services which did not materialize as the industry anticipated. In contrast, the Company operates in countries with a limited and outdated telecommunications infrastructure that cannot support the demand for services. Services which the Company believes are taken for granted in the United States, such as Internet access, international long distance calling, and in some regions, even local dial tone, are unavailable in many emerging market regions, or are available, with poor quality of service and exorbitant pricing. The Company believes that as a result, it can capitalize in emerging markets by offering its services and products.

During 2002 Exus Global was in the process of a complete reorganization, changing its core business from Mobile Satellite Communication to Distant Education. Exus continues to restructure its debt in order to attract new capital which is essential to carry out its business plan. During 2002, $838,048 of debt was converted to equity. The plans for the company included the creation and development of three distinct divisions, each of which in time would become their own operating subsidiaries. Products and services of each division lend themselves to cross marketing opportunities, and several rely on the others to successfully be introduced to market. Listed below were actions consummated by Exus in order to reach its goals:

        - Reduced staff from 23 worldwide to 6, but hired various consultants for common shares to assist Exus in its development.

        - Subleased part of the corporate offices in New York.

        - Converted $378,000 in secured debt with New Canaan Investment Partners LLC to 25,000,000 restricted common shares.

        - Converted a total of $838,048 debt to restricted common shares.

        - Repositioned the offices in Uzbekistan, Kazakhstan and Afghanistan for Distant Education business.

        - Closed the offices in Poland and Cyprus, maintaining the charters with no monthly overhead.

        - Established four (4) divisions to affect the business plan: E Education Networks, Votelnet, Exus Satellite Services and EENIC's.

        - Entered into agreements with the African Center Foundation to build EENICs in Africa with a projected grant of $1,250,000 with the first installment scheduled for May 2003.

        - Acquired certain assets from New Millennium Development Group Inc that will enable Exus to partner with Global partners to deliver Educational Content.

Business Strategy

The Company's business strategy includes further developing its Shared Satellite Network, E Education Network, and EENIC programs. The Company believes that when the first customers are online, sales growth would be rapid, increasing profitability and expanding its geographic presence in a short period. The Company is in the process of identifying and evaluating foreign partnership candidates consistent with its rollout and funding strategy in the emerging markets. The spin-off and eventual trading of E Education Network as a separate entity would enable the company to raise sufficient capital to implement its plan and to meet its capital requirements for its connectivity and marketing programs of the Educational Content.

Expanding Our International Presence

The Company intends to focus its plans for expansion on the emerging market countries of the world, especially those of Central Asia, Eastern Europe, the Commonwealth of Independent States and Africa. Exus hopes to create and license EENICs in 30 emerging markets by the end of the calendar year 2004.

E Education Network

In January 2003 Exus announced the formation of E Education Network, a division of EXUS Global, Inc. that will provide high-quality distant learning internationally, with a special focus on emerging markets and Eastern Europe. E Education Network (EEN) intends to provide strategic learning solutions that help enterprises and individuals achieve tangible educational results. This is expected to be accomplished by delivering a wide breadth and depth of content-centered learning solutions with a keen focus on high quality instructional design and learner engagement.

The content and courses of EEN (library is intended to contain over 300,000 learning objects) will be licensed from various leading educational content providers. Currently, Exus has signed agreements with three such providers, and anticipates signing with additional providers in the near future. In addition, Continuing Medical Educational material will be provided through an agreement with the Mount Sinai School of Medicine in New York and other providers as relationships are established. Among the courses to be provided, 44 Industry certifications and various accreditations can be earned. The content of EEN is intended to be accessed through a web site (available in several languages) dedicated to the service. This web site (www.eenworldu.net) is currently being developed and will be available online by the second quarter of 2003. Students of EEN will access the web site through the use of a prepaid smart card. Schools, employers, and government agencies will distribute the smart card. Each smart card will contain credits that can be redeemed online for the courses desired by the student. Courses range many fields and skills, and examples include courses in language study, vocational training, as well as Continuing Medical Education (CME) for doctors and other health care providers. Because of EEN's plan for an ever-growing learning database, learning provider partnerships and active services for online learners, the service will be able to grow rapidly.

EEN targets universities, governments and multinationals that will purchase pre-paid Smart EducationCards(TM) in bulk and provide the card to students either free or subsidized. Each Smart EducationCard(TM) allows access for ten credits of courseware. Individual courses require 1 or more credits. Hundreds of courses and informational videos are offered from leading providers, including SkillSoft, Distant Learning Inc., and Mount Sinai Medical School. Additional content partners will be added shortly. The Smart EducationCards(TM) enable EEN to sell education to 3rd parties while being able to monitor the use and success for the sponsors through its database. Each card would require the user to register and EEN database would monitor their progress and be able to certified students as required.

Votelnet

In February 2003 Exus announced the formation of Votelnet, a division of Exus Global, Inc. Votelnet provides International Origination and Termination of Voice calls. Through a prepaid data base platform to be owned and operated by Votelnet, Votelnet will issue prepaid calling cards in all international markets through its partners. Votelnet is in the process of finalizing various agreements to originate and terminate telephone traffic. The potential revenues expected from these contracts could yield $5,000,000 in 2003 terminating 100,000,000 minutes from international origination customers. Votelnet is expected to be operational by the end of the second quarter of 2003. In addition to Internet for connectivity, Votelnet expects that the use of Exus Shared Satellite Network will be able to provide on demand access to remote locations that would provide Votelnet access to untapped markets for voice origination.

Votelnet was created as per terms of a joint venture with Tecktel, Inc. which was announced in January 2003; this joint venture was canceled in March 2003. Exus will operate Votelnet as a division for the time being. Tecktel was to be the carrier of choice utilizing their prepaid platform. Votelnet has decided to install and maintain its own prepaid platform that would enable Votelnet to use several carriers and to provide the best pricing for its customers.

Shared Satellite Network

In April 2003, the Company entered into a strategic partnership with an Indianapolis based investment group that recently acquired a state of the art teleport in Poland. This agreement provides Exus with access to their existing teleport and engineering facilities where Exus intends to install the Network Operations Center (NOC) for satellite operations, to control and monitor its Shared Satellite Network. The Shared Satellite Network will provide end-to-end satellite-based IP connectivity on demand. Contracts for certain software and space segment which enable Exus to operate the Network will be concluded in April 2003 with operations expected to start, July 2003. The Company intends to provide distant education, Internet and telephony services (using IP technology) to markets spanning four continents, reaching over 75% of the world's population. The Company intends to use the Shared Satellite Network, in conjunction with its education and telecommunications licenses to enable the Company to offer its potential customers an end-to-end solution.

The shared satellite network which the Company is in the process of assembling is intended to be a low-cost alternative to purchasing dedicated satellite connectivity, allowing the Company's potential customers to utilize broadband satellite connectivity on an on-demand basis, as compared to a flat rate for a dedicated connection. The Company anticipates that the network will offer affordable, high speed broadband connectivity to regions in Africa, Central Asia and the CIS countries which do not have internet access or have only dial-up internet access.

Exus Education Network Internet Centers "EENIC"

Exus hopes to be able to create and license EENICs in emerging markets. Each center is expected to cost approximately $300,000. The cost of these centers may be covered through sponsorships and licenses. Each center will target 2-3 sponsors, each with an average contribution of $100,000. In exchange for their sponsorship, sponsors will have access to in-center promotional and advertising opportunities, including advertising on each workstation. Sponsors will be selected from local and multi-national companies conducting business in the region. There is no assurance that Exus will be successful in securing sponsors.

On Feb 3, 2003, Exus announced the receipt of a grant from the African Center Foundation (ACF) in the amount of $1,250,000 with first payment of $250,000 to be received during the 2nd quarter of this year. The purpose of the grant is twofold: first to assist in building Exus Education Network Internet Center's (EENIC's) over the next 5 years throughout Africa and, secondly, to provide African doctors and health care providers with access to a facility that would enable their access to online informational content, particularly on topics relating to HIV and AIDS. This content is provided by Exus' division, E Education Network, in conjunction with Mount Sinai Medical Center. The grant reinforces the ACF's commitment to Africa for educational development, especially in the fight against HIV and AIDS, and will assist in disseminating crucial information to thousands, benefiting affected patients and preventing the spread of the disease. African Center Foundation is a non-profit organization and a NGO of the United Nations. It was founded in 1991 as a nonpolitical, nonreligious effort towards development of the continent of Africa. It is the only international humanitarian organization dedicated exclusively to the economical, social and educational development of Africa. It currently has presences in seventeen African countries, Italy, Britain and the United States

In February 2002, Exus signed a Memorandum of Understanding with the National University of Uzbekistan named after Mirzo Ulugbek and the Scientific Information Center thereof ("NUUZ"). NUUZ is the largest and most prestigious educational institution in Uzbekistan, founded in 1918 with the goal of contributing to the greater wellbeing of the peoples of Uzbekistan through the study of science, technology, literature, and the arts and operating under special governmental appointment of the Uzbek Ministry of Education and NUUZ has, since its inception, been a leading force promoting the social, economic, and political development of Uzbekistan, educating leaders and thinkers of government, business, industry, the arts, and virtually all spheres in which the people of Uzbekistan find benefit for their nation. The parties will jointly plan to establish an EENIC that would provide services supported by the network and include, without limitation, high speed access to the World Wide Web, educational content, streaming video, VoiP communication services, and video teleconferencing.

In October 2001, the Company entered into an agreement with Medical Centre for Postgraduate Education ("MCPE"), a Polish government-sponsored continuing medical education ("CME") organization, to provide Poland-based doctors with access to continuing medical education resources. MCPE, through CME programs, trains approximately 20,000 doctors annually, who are collectively in contact with approximately 10 million patients. Initial deployment of this program calls for the setup of EENICs at hospitals in Warsaw, Posnan, and Katovitz, which will be connected to the Company's Shared Satellite Network. The Company has not yet established its shared satellite network which is dependent upon receiving additional financing, of which there is no assurance. The Polish Ministry of Health will provide the licenses for operation of these satellite-based services.

The agreement with the Polish Ministry of Health is a model the Company is attempting to replicate in countries in Eastern Europe, Central Asia, and Africa. CME in these countries is, in general, centrally controlled by a single government authority which implements programs utilizing traditional methods such as seminars and classroom instruction. At the same time, there is a large population of medical professionals constantly seeking to enhance their education and track the latest advancements in medicine. The Company plans to offer CME utilizing its satellite based services in the emerging markets. The Company intends to market its CME services through government sponsors. The Company intends to obtain CME content from leading medical institutions in the US, Europe, and Israel.

The Company also intends to establish partnerships to sponsor EENICs with leading pharmaceutical companies, medical equipment manufacturers, and other international companies in the health industry. The Company intends to offer these corporate partners the opportunity to educate a highly-targeted audience of doctors, nurses, medical technicians, and other medical professionals about the availability and benefits of healthcare products and services. Varying levels of corporate sponsorships are intended to be available, based on the number of CME participants in a given program, the number of patients to which those participants are exposed, and the buying capacity of consumers in the targeted country.

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

Employees

As of March 31, 2003, the Company had 6 full time employees, including three in management, one in sales and two in administration. In addition the Company had ten part time consultants to assist in management, financing, marketing and engineering. The Company believes that its relations with employees and consultants are good.

Competition

The Company's distance learning division will be one of the first to offer distance learning in emerging market countries through the use of a Smart EducationCard(TM). Although there are numerous suppliers of distant education, EEN is the only supplier to aggregate content from multiple quality suppliers and offer it through a unique prepaid Smart EducationCard(TM). EEN's educational content and Votelnet's voice service will be offered over Exus Shared Satellite Network which provides on demand access. This end-to-end service provides Exus with a first to market advantage since there are no competitors offering this unique package to the International market. Furthermore, the establishment of EENICs creates facilities for the end users to use EXUS services and creates a built in customer. Many of the Company's existing competitors as well as a number of potential new competitors have significantly greater financial, technical, marketing and other resources.

Item 2. Description of Properties

The Company's main headquarter is based in New York, where Exus rents an office for $10,500 a month, on a month to month basis. In Ukraine, Exus Ukraine has a 3 room office on a 2 year lease which expires in December 2003 and has a monthly rent of $600. In Uzbekistan, Exus Uzbekistan has a month to month lease for a 2 room office which costs $350 per month. Offices in Kazakhstan, Poland, and Cyprus have been closed. For the year ended December 31, 2002, the Company paid aggregate rentals of approximately $150,000. Office space and equipment rooms will be leased as operations are expanded and as new network components are constructed. The Company anticipates that it will require additional facilities to support its growth strategy.

Item 3. Legal Proceedings

The Company has two judgments against it for a total amount of $80,179. The Company is in discussions with the judgment creditors for settlement. Such amounts have been accrued in the financial statements. Other than these two judgments, the Company is not involved in any material pending litigation, nor is the Company aware of any material pending or contemplated proceedings against it. The Company knows of no material legal proceedings pending or threatened, or judgments entered against any of its Directors or Officers in their capacity as such.

Item 4. Submission of Matters to a Vote of Security Holders

An Information Statement was mailed December 2002 to notify the stockholders that on November 25, 2002, the Company received written consent (the "Written Consent") from certain principal stockholders of the Company holding 83,000,000 shares of Common Stock, representing approximately 67% of the total issued and outstanding Common Stock adopting the following resolutions:

1. to amend the Company's Articles of Incorporation to (i) authorize up to 1,000,000 shares of a new class of undesignated Preferred Stock ("Preferred Stock") and (ii) change the name of the Company to "Exus Global Inc.". and

2. to adopt the Company's 2002 Stock Option Plan which provides for the issuance of options to purchase up to 14,000,000 shares of Common Stock.

The amendment to change the name of the Company and authorize the Board of Directors to issue preferred stock was filed with the Secretary of State of the State of Nevada on April 10, 2003.

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters

The common stock is listed on the OTC Bulletin Board under the symbol "EXUS." Following is the range of high and low sales prices on the OTC Bulletin Board for the common stock for the periods indicated. This chart was based on information received from the OTC Bulletin Board.

                                      High     Low
                                    -------  ------
Calendar Year 2001
   First Quarter  ................   $3.50   $0.20
   Second Quarter ................   $2.17   $0.13
   Third Quarter  ................   $1.90   $0.13
   Fourth Quarter ................   $0.39   $0.14

Calendar Year 2002
   First Quarter  ................   $0.24  $0.08
   Second Quarter ................   $0.13  $0.03
   Third Quarter  ................   $0.04  $0.01
   Fourth Quarter  ...............   $0.03  $0.01

Holders

At the date of this filing, there are approximately 650 shareholders of the Company's common stock.

Dividends

The Company has paid no cash dividends on its common stock and for the foreseeable future has no plans to pay cash dividends.

Sale of Unregistered Securities

In November 2002 the Company issued:

         - 8,000,000 restricted common shares to Isaac H Sutton, CEO of the Company in consideration of converting $120,000 in debt owed by the Company,

         -750,000 restricted common shares issued to David Lubin for payment of certain accrued legal fees, and -238,187 restricted common shares to seven creditors for payment of certain liabilities.

In December 2002 the Company issued:

         - 25,000,000 restricted common shares to New Canaan Investments Partners, LLC in consideration of converting a secured debt in the amount of $378,537,

         -50,000,000 restricted common shares to New Millennium Development Group Inc for acquisition of certain assets pursuant to an asset acquisition agreement,

         -3,000,000 restricted common shares to two consultants for services rendered on behalf of the Company,

         -322,000 restricted common shares to Jack Halperin LLP for payment of certain liabilities,

         -375,000 restricted common shares to David Silverman, CPA for payment of certain liabilities,

         -500,000 restricted common shares to Sexter and Warmflash, LLC for payment of certain liabilities and

         -400,000 restricted common shares for three employees as a bonus for their services on behalf of the Company pursuant to Section 4(2) of the Securities Act of 1933, as amended.

In December 2002 the Company issued to Tecktel 8,000,000 restricted common shares for an asset purchase which were cancelled in March 2003.

In December 2002 Unified Networks Ltd converted its debt of $201,000 to 10,000 preferred shares Series A.

In March 2003, the Company issued 2,000,000 restricted common shares under a private placement of $20,000 which was subscribed to in December 2002.

Each of the foregoing issuances were made pursuant to an exemption under Section 4(2) of the Securities Act of 1933, as amended.

Sale of Unrestricted Securities

On June 26th 2002, the Company filed a Form S-8 for the registration of 25,000,000 shares. Of these 25,000,000 shares:

         -11,500,000 shares were reserved for issuance pursuant to options available for grant under the Company's 2002 Stock Option Plan. These 11,500,000 shares were issued to consultants, lawyers, directors, and employees in consideration of services rendered on behalf of the Corporation and upon the exercise of such number of stock options at $0.001 per share.

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

On December 11, 2002, the Company filed a Form S-8 for the registration of 10,500,000 shares. Of these 10,500,000 shares:

8,000,000 shares were issued to Mr. Henry Val pursuant to a consulting agreement between himself and the Company. 2,500,000 shares were issued to Mr. Robert Weidenbaum pursuant to a consulting agreement between himself and the Company.

Item 6. Management's Discussion and Analysis or Plan of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Company's financial statements and the notes thereto.

Overview

Exus is in the delivery of Distant Education and Telecommunication to emerging markets. Exus sells Educational Courses through its division E Education
Network and telecommunication via its division Votelnet. The delivery of this digital content is delivered through it Shared Satellite Network Division and in country EENIC's (Exus Education Network Internet Centers) would provide access to local population among other Exus customers. The Company believes that the primary advantage Exus has is its ability to offer end to end service via its planned satellite network, where the user has access to these services anywhere, so long as the user is in the "footprint" of the satellite system. The satellite system can be global in nature or include several continents. Exus is operating in or is in negotiations with partners in various emerging market countries such as Uzbekistan, Ukraine, Poland, Kazakhstan, Botswana, Senegal, Nigeria, Sudan, Afghanistan, Latvia and Ghana. Its targeted customers include international universities, government agencies, relief organizations, and multi-national companies such as Exxon-Mobil, Schlumberger, Parker Drilling, Chevron, and Ernst and Young.

Management believes that by offering its solution for delivery of Distant Education to emerging market, it bridges the divide that exists between east and west, provides educational content and information which is lacking in these areas and provides a solution for Foundations, Governments, World Organizations and Multi National Companies to implement their programs in the most remote parts of the world where the need and funding require a solution. Management also believes that the telecommunications industry in the United States suffers from an excess of bandwidth and overspending on terrestrial and cellular network infrastructure, all resulting from demand for telecommunications services which did not materialize as the industry anticipated. In contrast, the Company operates in countries with a limited and outdated telecommunications infrastructure that cannot support the demand for services. Services which the Company believes are taken for granted in the United States, such as internet access, international long distance calling, and in some regions, even local dial tone, are unavailable in many emerging market regions, or are available, with poor quality of service and exorbitant pricing. The Company believes that as a result, it can capitalize in emerging markets by offering its services and products.

During 2002 Exus Global was in the process of a complete reorganization, changing its core business from Mobile Satellite Communication to Distant Education. Exus continues to restructure its debt in order to attract new capital which is essential to carry out the business plan. During 2002, $838,048 of debt was converted to equity. The plans for the company included the creation and development of three distinct divisions, each of which in time would become their own operating subsidiaries. Products and services of each division lend themselves to cross marketing opportunities, and several rely on the others to successfully be introduced to market. Listed below were actions consummated by Exus in order to reach its goals:

        - Reduced staff from 23 worldwide to 6, but hired various consultants for common shares to assist Exus in its development.

        - Subleased part of the corporate offices in New York.

        - Converted $378,000 in secured debt with New Canaan Investment Partners LLC to 25,000,000 restricted common shares.

        - Converted a total of $838,048 of debt to restricted common shares.

        - Repositioned the offices in Uzbekistan, Kazakhstan and Afghanistan for Distant Education business.

        - Closed the offices in Poland and Cyprus, maintaining the charters with no monthly overhead.

        - Started plans for 4 divisions to effect the business plan: E Education Networks, Votelnet, Exus Satellite Services and EENIC's.

        - Entered into agreements with the African Center Foundation to build EENICs in Africa with a grant of $1,250,000 to begin in May 2003.

        - Acquired certain assets from New Millennium Development Group Inc that will enable Exus to partner with Global partners to deliver Educational Content in the near future.

Results of Operations

Year ended December 31, 2002 compared to year ended December 31, 2001

                           Sales and Service Revenue

For the year ended December 31, 2001, sales and service revenue was $781,000 as compared to $421,000 for the year ended December 31, 2002, a decrease of 46%. The sales decline are primarily attributable to the Company's Mobile Satellite Division which was is the discontinuation phase throughout 2002.

                                  Gross Profit

For the year ended December 31, 2001, gross profit was $225,000, 29.9% as a percentage of sales and service revenues, as compared to $328,000, 77.9% as a percentage of sales and service revenues for the year ended December 31, 2002. Management attributes the increase in gross profit percentage as a percentage of sales to realization of fees for services versus equipment sales due to phase out of the mobile satellite business unit.

                       General and Administrative Expenses

For the year ended December 31, 2001, general and administrative expenses were $1,591,000 as compared to $999,000 for the year ended December 31, 2002, a decrease of 37.2%. Management attributes the decrease in general and administrative expenses primarily to restructuring and reduction of personnel.

                        Research and Development Expenses

For the year ended December 31, 2002, the Company incurred research and development expenses of $207,000 as compared to $432,000 in the prior year, in connection with the development of new product lines.

                            Stock Based Compensation

For the year ended December 31, 2002, the Company incurred stock based compensation expenses of $1,142,000 as compared to $2,582,000 in the prior year, attributable to the issuance of shares of common stock for services.

                             Other Income (Expenses)

For the year ended December 31, 2001, the Company incurred other expenses of $305,000 as compared to other income of $194,000 for the year ended December 31, 2002. Management attributes the increase in income primarily to gains from extinguishment of debt.

Liquidity and Capital Resources

The Company has funded its requirements for working capital primarily through the sale of the Company's products and services, private borrowings and the sale of the Company's securities. As of December 31, 2002, the Company had a working capital deficit of $1,508,000.

At December 31, 2001, the Company owed approximately $201,000 to Unified Networks, Ltd., a Cyprus company controlled by Isaac H. Sutton, the Company's Chief Executive Officer, a director and principal stockholder. This debt was converted to preferred shares. Each Series A Preferred Share will be convertible into twenty (20) shares of Common Stock, subject to customary anti-dilution provisions. The Series A Preferred Shares will have the right to vote with the common shares at a rate of 50,000 shares for each Series A Preferred Share.

At December 31, 2001 and 2002, the Company owed Mr. Sutton the sum of $108,000 and $249,458, respectively. The loans bear interest at the rate of 10% per annum and are payable in December 2004.

In the third and fourth quarters of 2002, the Company sold an aggregate of 4,000,000 shares of common stock at a purchase price of $0.015 and 0.01 per share, resulting in net proceeds of $50,000.

As of December 31, 2002 the Company owed taxes and penalties of $166,000.

At December 31, 2002, the Company owed the amount of $271,000 to twelve current and former employees.

In December 2002, Company extended a note of $187,500 from the original borrowed sum of $500,000 pursuant to a secured promissory note. The note bears interest at the rate of 8% per annum and is secured by all of the Company's assets. The note is due in December 2004.

For the year ended December 31, 2002, net cash flows used in operating activities was $733,000 which was attributable to a net loss in the amount of $1,936,000, gain on forgiveness of debt of $142,000, a decrease in accounts payable and accrued expenses of $141,000, a decrease in payroll and taxes payable of $40,000 and a decrease in customer deposits of $111,000, offset by disposal of fixed assets of $52,000, stock issued for services of $1,174,000, a beneficial conversion of $154,000 and decreases in accounts receivable of $9,000, inventories of $220,000 and prepaid expenses and security deposits of $27,000.

For the year ended December 31, 2002, net cash provided by financing activities was $466,000 which was attributable to proceeds from notes payable of $78,000, loans from officer of $344,000, common stock to be issued of $20,000, and proceeds from the issuance of common stock of $30,000 offset by payment of affliate loans of $5,000.

The Company anticipates a significant increase in capital expenditures subject to obtaining additional financing, of which there can be no assurance. The Company's capital requirements depends on numerous factors, including market acceptance of the Company's products and services, ability to obtain additional financing, technological developments, capital expenditures and other factors. The Company had a working capital deficit of $1,508,000 as of December 31, 2002 and has an immediate need for additional financing of at least $1,000,000 to continue operations. If the Company does not immediately receive additional financing, the Company will be required to cease operations. If the Company obtains additional financing of which there can be no assurance, the Company may sell its equity securities. The sale of additional equity or convertible debt securities could result in additional dilution to stockholders. There can be no assurance that financing will be available in the required amounts or on terms acceptable to the Company, if at all.

Going Concern Consideration

Our activities have been supported by working capital primarily through the sale of the Company's products and services, private borrowings and the sale of the Company's securities. As indicated in the accompanying balance sheet, at December 31, 2002 we had approximately $39,000 in cash and after approximately $1,577,000 of current liabilities had approximately $1,508,000 deficit in working capital. For the year ended, we have had a loss from operations of approximately $1,936,000. Further, losses are continuing subsequent to December 31, 2002. We are in need of additional financing or a strategic arrangement in order to continue our planned activities for the remainder of the current fiscal year. These factors, among others, indicate that the Company may be unable to continue operations in the future as a going concern. Our plans to deal with this uncertainty include further reducing expenditures and raising additional capital or entering into a strategic arrangement with a third party. There can be no assurance that management's plans to reduce expenditures, raise capital or enter into a strategic arrangement can be realized. No adjustment has been made in the accompanying financial statements to the amounts and classification of assets and liabilities which could result should the Company be unable to continue as a going concern.

Risk Factors

GOING CONCERN

The accompanying financial statements have been prepared on a going-concern basis, which presumes that the Company will be able to continue to meet its obligations and realize its assets in the normal course of business.

The Company may be unable to raise additional funds to continue operations.

The Company has incurred negative cash flows from operations in each year since its inception. The Company and its subsidiaries require an immediate infusion of at least $1,000,000 to continue operations. The Company's future liquidity and capital requirements are difficult to predict, as they depend on numerous factors, including the success of the Company's existing product and services offerings as well as competing technological and market developments. The Company needs to raise additional funds in order to meet its immediate working capital requirements and to support additional capital expenditures. Additional funds may not be available when needed and, even if additional funds are available, the Company may not find the terms favorable or commercially reasonable. If adequate funds are unavailable, the Company may be required to cease operations. If the Company raises additional funds by issuing equity securities, the Company's existing stockholders will own a smaller percentage of the Company's capital stock and new investors may pay less on average for their securities than, and could have rights superior to, existing stockholders. If the Company is not able to raise additional funds, the Company may have to curtail or cease operations.

The Company has a history of operating losses and negative cash flow and expects its losses to continue.

The Company has incurred significant net losses since it began operating in 1998. The net losses include net losses of $1,936,000 during the year ended December 31, 2002 and $4,685,000 during the year ended December 31, 2001. As of December 31, 2002, the Company's accumulated deficit was approximately $8,450,000 and the working capital deficit was $1,508,000. The Company anticipates that it will continue to incur net losses. The Company's ability to achieve and maintain profitability will depend upon its ability to obtain additional financing and to generate significant revenues. The Company cannot assure you that it will be able to generate significant additional revenues or offer any new products or services. Even if the Company becomes profitable, it may not sustain or increase its profits on a quarterly or annual basis in the future.

The Company expects to derive a significant amount of revenue from the sale of education and voice products. If the long-term growth in demand for these services does not occur as the Company expects, the demand for its services may decline or grow more slowly than the Company expects. As a result, the Company may not be able to grow its business. The demand for these products is affected by various factors, many of which are beyond the Company's control.

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

The education and telecommunications industry, including satellite-based communications services, is characterized by rapidly changing technologies, frequent new product and service introductions and evolving industry standards. If the Company is unable, for technological or other reasons, to develop and introduce new products and services or enhancements to existing products and services in a timely manner or in response to changing market conditions or customer requirements, the Company's products and services would become non-competitive and obsolete, which would harm its business, results of operations and financial condition.

The Company depends on its suppliers, some of which are its sole or a limited source of supply, and the loss of these suppliers would materially adversely affect its business, results of operations and financial condition.

The Company currently obtains most of its critical components and services from single or limited sources and generally does not maintain significant inventories or have long-term or exclusive supply contracts with the Company's source vendors. Moreover, the Company will rely on the provider of its shared satellite network as well as the suppliers of the Company's education division, Votelnet Division and Shared Network Division. If the Company does not get timely deliveries of quality products and services, or if there are significant increases in the prices of these products or services, it could have a material adverse effect on the Company's business, results of operations and financial condition.

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

Lack of Profitability. The Company has never earned a profit. The ability of the Company to generate revenues and to become profitable depends on many factors, including its ability to attract adequately capital, the future growth of its business, the ability of the Company to secure customers and develop and sell the products and services, the ability of management to control costs and successfully implement the Company's business strategy and the ability of the Company to manufacture and deliver products and services in a timely manner. There can be no assurance that the Company will be successful in generating future revenues or in becoming profitable.

Uncertain Market for Company Products and Services and Competition. All aspects of the Company's business are and will continue to be highly competitive. The Company competes in marketplaces which are well established and heavily capitalized. Most of the entities with which the Company competes have substantially greater experience, personnel and financial resources than that of the Company.

Dependence on Key Personnel. The development of new services or advancements of existing services are dependent to a significant extent on the abilities and efforts of the Company's CEO, Isaac H. Sutton, and a small number of other persons. The loss of Mr. Sutton's services could adversely affect the timing or success of such development. The success of the Company will also depend on, among other factors, the successful recruitment and retention of key personnel.

Limited Management Resources. The Company's anticipated growth is expected to place a significant strain on its managerial, operational and financial resources. To manage this growth, the Company will be required to significantly expand its operational and financial information systems and expand and train new management personnel. The Company faces competition for such personnel from other companies that are more established organizations, many of whom have significantly larger operations and greater marketing, financial and human resources than the Company. There can be no assurance that the Company will be successful in attracting and retaining qualified personnel on a timely basis, on competitive terms or at all.

No Dividends Anticipated. No cash dividends have been paid on shares of the Company's Common Stock since its inception, and none are contemplated in the foreseeable future. The Company intends to retain any earnings to fund its planned research, development, operations and marketing.

Control by Management and Principal Stockholders. Isaac H. Sutton, the principal voting shareholder, director, and chief executive officer of the Parent and his affiliates (collectively, the "Affiliates") beneficially own approximately more than 84% of the Company's voting Common Stock and will continue to control the Company.

Dilution. A shareholder of the Company has been granted 15% anti-dilution rights through the end of 2004. The Company has engaged, and intends to continue to offer consultants and other independent contractors, employees, and others an equity interest in the Company in return for their services. The Company is currently negotiating with other service providers, including entities that provide marketing research, financial analysis, financial public relations, merger and acquisition assistance, and other business and financial services, for arrangements that may result in the issuance of substantial numbers of additional shares for services. Accordingly, shareholders will incur immediate and substantial dilution in the net asset value of their Shares.

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

Regulation of the Internet. Due to the increasing popularity and use of the Internet it is possible that a number of laws and regulations may be adopted at the local, national or international levels with respect to the Internet, covering issues including user privacy and expression, pricing of products and services, taxation, advertising, intellectual property rights, information security or the convergence of traditional communication services with Internet communications. It is anticipated that a substantial portion of the Company's Internet operations will be carried out in countries which may impose greater regulation of the content of information coming into the country than that which is generally applicable in the United States. To the extent that the Company provides content as a part of its Internet services, it will be subject to laws regulating content. Moreover, the adoption of laws or regulations may decrease the growth of the Internet, which could in turn decrease the demand for the Company's Internet services or increase the Company's cost of doing business or in some other manner have a material adverse effect on the Company's business, operating results and financial condition. In addition, the applicability to the Internet of existing laws governing issues including property ownership, copyrights and other intellectual property issues, taxation, libel and personal privacy is uncertain. The vast majorities of these laws were adopted prior to the advent of the Internet and related technologies and, as a result, do not contemplate or address the unique issues of the Internet and related technologies. Changes to these laws intended to address these issues, including some recently proposed changes, could create uncertainty in the marketplace which could reduce demand for the Company's products and services, could increase the Company's cost of doing business as a result of costs of litigation or increased product development costs, or could in some other manner have a material adverse effect on our operations.

Secured Loan The Company has a secured loan of $187,500 which is due December 2004, which provides the right to all the assets in the event of default.

Item 7. Financial Statements

The response to this is enclosed in a separate section of this report, see page F-1.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons of the Company, Compliance with Section 16(a) of the Exchange Act The following table sets forth information concerning our directors and executive officers:

Name                             Age           Position

Isaac H. Sutton                  49            Chief Executive and
                                               Financial Officer,
                                               Secretary and Director

John Skinner                     57            Director

Miller Mays                      58            Director

The following is a brief summary of the background of each executive officer and director:

Isaac H. Sutton is Chief Executive Officer of the Company and a director. He has served since January 2001. From 1998 to 2001, Mr. Sutton served as President of Exus. From 1990 to 1997 Mr. Sutton was the founder and president of IHS, Inc. an importer and exporter operating primarily in emerging markets. Mr. Sutton has more than 25 years of successful entrepreneurial experience, especially in the emerging markets where he founded and ran several global import/export trading companies. Mr. Sutton and the companies he controls, control 97,700,000 or 47.4% of the outstanding voting shares of Exus.

John B. Skinner (56) brings to Exus more than 37 years of experience in the fields of computer technology and telecommunications. Previously, Mr. Skinner was Chief Operating Officer of PACER International in Delray Beach, Fla. Previously, Mr. Skinner held senior positions at Cignal Global Communications, Telfort, BV, British Telecom and AT&T. Earlier in his career, he was a combat pilot in the U.S. Air Force.

Miller L. Mays, III (57) is presently associated with C2K, a CLEC based in New Orleans. This year he worked as a consultant for Exus based in Poland identifying acquisitions. Previously, he was Marketing Director of Mortgage Market, Inc., and previous to that he was the founder and president of MCRS, a medical collection agency, which was sold to a large national company in 1990. During the late 80's Mr. Mays spent several months in the former Soviet Union building communication infrastructure.

[None of our directors holds any directorships in companies with a class of securities registered pursuant to Section 12 of the Securities Exchange Act or subject to the requirements of Section 15(d) of such Act or any company registered as an investment company under the Investment Company Act of 1940, as amended.]

There are no family relationships among any of our directors or executive officers.

Key Employees

Moshe Gluzman, Manager of Distance Learning New Business Development. Mr. Gluzman has served as a management consultant for a number of technology and media ventures and as co-founder of a socially responsible mutual fund. At Exus, which he joined in 2001, Mr. Gluzman has overseen our Poland operations and worked on various financing activities. Mr. Gluzman's primary function is leading the Company's Distance Learning Division, specially in terms of negotiating contracts with international governmental health organizations and content providers. He also has significant experience in education, having served as the Educational Advisor to the Israeli Ministry of Education and as a Professor of Engineering in Israel and Latvia.

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

Board Composition

The Company's board of directors consists of three directors. At each annual meeting of its stockholders, all of its directors are elected to serve from the time of election and qualification until the next annual meeting following election. In addition, the Company's bylaws provide that the maximum authorized number of directors may be changed by resolution of the stockholders or by resolution of the board of directors. In 2002 the three directors received options under the Employee Option Plan of 500,000 shares each at .001 per share which were all exercised.

Employment Agreements

In November 2001, the Company entered into an employment agreement with Isaac H. Sutton, to serve as the Chairman of the Board and Chief Executive Officer of the Company. The term of the employment agreement commences as of January 1, 2002 and expires on December 31, 2007. The employment agreement provides for an annual salary of $240,000 together with annual increases of at least 10% per annum. In addition, Mr. Sutton shall receive as additional compensation 3/4 of 1% of the Company's gross revenues in excess of $20,000,000. The employment agreement provides that Mr. Sutton is eligible to receive incentive bonus compensation, at the discretion of the board of directors. The employment agreement provides for termination based on death, disability or other termination and for severance payments upon termination. The severance payments range from the compensation payable pursuant to the agreement or up to two times the annual compensation over sixty months in the event that Mr. Sutton is terminated in the event of a change in control as described in the agreement. Pursuant to the employment agreement, Mr. Sutton was granted the option to purchase up to 5,000,000 shares of common stock at an exercise of $.20, exercisable up to one year after the expiration of the employment agreement.

Meetings and Committees of the Board of Directors

Our Board of Directors conducts its business through meetings of the Board and through activities of its committees. During the fiscal year ended December 31, 2002, the Board of Directors held one regular meeting and took 17 actions by Unanimous Consent. No director attended fewer than 100% of the total meetings of the Board either in person or via teleconference during 2002. The Board does not have an audit, option or nominating committee.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires the Company's executive officers, directors and persons who beneficially own more than 10% of a registered class of the Company's equity securities to file with the Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Such persons are required by Commission regulations to furnish the Company with copies of all Section 16(a) forms they filed.

Based solely upon a review of (i) Forms 3 and 4 and amendments thereto furnished to the Company pursuant to Rule 16a-3(e), promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), during the Company's fiscal year ended December 31, 2002, and (ii) Forms 5 and amendments thereto and/or written representations furnished to us by any director, officer or ten percent security holder of the Company (collectively "Reporting Persons") stating that he or she was not required to file a Form 5 during the Company's fiscal year ended December 31, 2002, it has been determined that New Canaan Investment Partners LLC, Richard Girouard, Ruth Jones, New Millennium Development Group Inc, Christ Investments Ltd and Daniel Imperato are delinquent with respect to their reporting obligations set forth in Section 16(a) of the Exchange Act.

Item 10. Executive Compensation

                           Summary Compensation Table

The following table sets forth information with respect to compensation we paid for the years ended December 31, 2002, 2001 and 2000, for services of Isaac H. Sutton, our President, Chief Executive Officer, Chief Financial Officer and Secretary. We have not paid any other executive officer in excess of $100,000 (including salaries and benefits) during the years ended December 31, 2002, 2001 or 2000.



                                 Annual Compensation                   Long-Term Compensation
                                ---------------------                        Awards
                                                                       ---------------------------
                                                                                        Securities
                                                       Other           Restricted       Underlying
Name and Principal                                     Annual             Stock         Options
                                                                                                        LTIP         All Other
Positions           Year   Salary($)     Bonus($)  Compensation($)     Award(s)($)      SARs(#)        Payouts($)  Compensation

Isaac H. Sutton      2002  $240,000(1)   $3,500 (2)     -                  -             -               -              -
                     2001  $240,000        -            -                  -             -               -              -
                     2000      -           -            -                  -             -               -              -

                                       31

(1) Of Mr. Sutton's compensation for the year ended December 31, 2002 approximately $220,000 has been converted to 10,500,000 Exus common shares and the balanced accrued.

(2) 500,000 Exus shares received for Director Compensation for 2002.

Options Granted in Last Fiscal Year

The following table sets forth certain information with respect to option grants during the fiscal year ended December 31, 2002 to the named executive officers.



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

Aggregate Option Exercises in Last Fiscal Year and FY-End Option Values

During the fiscal year ended December 31, 2002, the named executive officers and directors exercised the flowing options:

                            Shares acquired
             Name           on exercise (#)   Exercise price       Amount
         --------------     ----------------  --------------      --------
         Isaac H Sutton     2,500,000 shares  .04  per share      $100,000
         Isaac H Sutton       500,000 shares  .001 per share        $3,500
         Miller Mays          500,000 shares  .001 per share        $3,500
         John Skinner         500,000 shares  .001 per share        $3,500

                        Number of Securities Underlying        Value of Unexercised In-the-Money
                     Unexercised Options at Fiscal Year End       Options at Fiscal Year-end
                     --------------------------------------    ----------------------------------

Name                     Exercisable       Unexercisable          Exercisable       Unexercisable
----                     -----------       -------------          -----------       -------------
Isaac H. Sutton           5,000,000              0                      -                 -

Item 11. Security Ownership of Certain Beneficial Owners and Management The following table sets forth certain information as of March 31, 2003, where each person who is known to the Company to be the beneficial owner of more than 5% of the common stock of the Company, and as to the security ownership of each director and officer of the Company and all officers and directors of the Company as a group. Except where specifically noted, each person listed in the table has sole voting and investment power in the shares listed.

The percentages below are calculated based on 201,599,886 shares of common stock at April 30, 2003 issued and outstanding, plus in the case of a person who has the right to acquire additional shares within 60 days, any new shares which would be issued to effect such acquisition.

Name and Address                  Number of Shares            Percent
Of Beneficial Owner              Beneficially Owned           Shares

Isaac H. Sutton                   97,700,000   (1)               47.4%
150 E. 58th Street                                      (2) Voting 84%
New York, NY 10155

New Canaan Investment
Partners LLC                      33,219,983   (3)               15.9%
62 Main Street
New Canaan, CT 06840

New Millennium Development        57,000,000 (4)(2)              27.3%
Group Inc.
529 South Flagler Drive
West Palm Beach, FL 33401

John Skinner                           -                           -
C/o Exus Global Inc.
150 E. 58th Street
New York, NY 10155

Miller Mays                           95,000                       *
C/o Exus Global Inc.
150 E. 58th Street
New York, NY 10155

All officers and directors
as a group (3 persons)            97,795,000                     47.4%
                                                            Voting 84%

*  Less than 1%


(1) Includes (i) 10,000,000 shares of Common Stock held by Unified Networks, Ltd., (ii) 10,000 preferred shares convertible at any time to 200,000 Common shares, (iii) 21,000,000 shares of Common Stock held by Orbitel-One Inc., (iv) 2,500,000 shares owned by Mr. Sutton's wife and daughter and (v) 5,000,000 shares of Common Stock issuable upon the exercise of options.

(2) Isaac Sutton has voting rights on New Millennium Development Group, Inc 50,000,000 shares and Unified Networks Ltd 10,000 Preferred shares which carry 500,000,000 votes.

(3) Includes 1,150,000 shares of common Stock held by Richard Girouard and 1,150,000 shares held by Ruth Jones. Also includes 1,150,000 options held by Richard Girouard and 1,150,000 options held by Ruth Jones. New Canaan Investment Partners LLC has an agreement with the Company for a 15% anti-dilution through December 2004.

(4) Includes 6,000,000 shares issues to Christ Investments LLC and 1,000,000 shares issued to Daniel Imperato, for Consulting fees.

Item 12. Certain Relationships and Related Transactions

In March 2002, the Company issued 375,000 shares to Unified Networks Ltd, a company owned and controlled by Isaac H. Sutton the Chief Executive Officer and director, to replace the shares which were given to DailyFinancial.com as part of an agreement entered into by the Company and Daily Financial.com. for consulting fees.

In July 2002, the Company issued an option to Isaac H. Sutton the Chief Executive Officer and director for 2,500,000 Common shares at .04 per share which was exercised by Mr. Sutton under the S-8 registration.

In November 2002, Isaac H. Sutton the Chief Executive Officer and director converted $120,000 which was due from the company to 8,000,000 shares of Restricted Common shares.

In December 2002 Unified Networks Ltd, a company owned and controlled by Isaac
H. Sutton the Chief Executive Officer and director converted a debt owed by the company of $201,000 to 10,000 Preferred shares Series A. Each Series A Preferred Share will be convertible into twenty (20) shares of Common Stock, subject to customary anti-dilution provisions. The Series A Preferred Shares will have the right to vote with the common shares at a rate of 50,000 shares for each Series A Preferred Share.

At December 31, 2001 and 2002, the Company owed Mr. Sutton the sum of
$108,000 and $249,458 respectively. The loans bear interest at the rate of 10% per annum and are payable December 2004.

In December 2002 New Canaan Investment Partners LLC, Exus's secured creditor, converted $378,000 of current debt to 25,000,000 shares of restricted Exus common stock and has extended the due date on the remaining balance of $187,500 due New Canaan to December 2004. Until December 31, 2004 this shareholder is protected against its interest being diluted less than 15% of the issued and outstanding shares of common stock subject to three exceptions.

Item 13.Exhibits, Lists, and Reports on Form 8-K

a)  Exhibits
10.1                   Employment Agreement between the Company and Isaac H
                       Sutton
                       ** filed on Form 10KSB December 2001

10.2                   Restated articles of Incorporation and Bi Laws
                       ** filed on Information Statement 14C dated Dec 23, 2002

10.3                   Asset Acquisition from New Millennium Development Group
                       Inc.
                       ** filed on 8K dated Nov 12. 2002

10.4                   Agreement with New Canaan Investment partners LLC*

10.5                   Agreement with African Center Foundation*

99.1 Certification of Principal Executive and Financial Officer Pursuant to 18 U.S.C Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
------------
* To be filed on ammendment

(b) During the last quarter of 2002, the Company issued a Current Report on Form 8-K (i) on September 23, 2002 under Item 4 regarding a change in accounting firm; (ii) on October 2, 2002 under Item 5 regarding the establishment of EEN; and (iii) on November 12, 2002 under Item 5 regarding the agreement with New Millennium.

Item 14. Controls and Procedures

            As of a date (the "Evaluation Date") within the 90-day period prior to the filing of this report, we carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined by Rule 15d-14(c) of the Securities Exchange Act of 1934) under the supervision and with the participation of our chief executive officer and chief financial officer. Based on and as of the date of such evaluation, the aforementioned officer has concluded that our disclosure controls and procedures were effective.

            We also maintain a system of internal accounting controls that is designed to provide assurance that our assets are safeguarded and that transactions are executed in accordance with management's authorization and properly recorded. This system is continually reviewed and is augmented by written policies and procedures, the careful selection and training of qualified personnel and an internal audit program to monitor its effectiveness. Since the Evaluation Date, there have been no significant changes to this system of internal controls or in other factors that could significantly affect those controls.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: April 30, 2003                     Exus Global, Inc.



                                   By:/s/ Isaac Sutton
                                          -------------
                                          President, Chief Executive and

                                          Financial Officer and Secretary


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


         /s/ Isaac Sutton        President, Chief          Dated: April 30, 2003
             ------------        Executive Officer, Chief
                                 Financial Officer
                                 and Secretary and a
                                 Director

         /s/ John Skinner        Director                  Dated: April 30, 2003
             ------------

        /s/ Miller Mays          Director                  Dated: April 30, 2003
            -----------

      CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER


          PURSUANT TO SECTION 302(a) OF THE SARBANES-OXLEY ACT OF 2002


I, Isaac H. Sutton, President, Chief Executive and Financial Officer and Secretary, Exus Global, Inc., certify that:



1.   I have reviewed this annual report on Form 10-KSB of Exus Global, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the periodic reports are being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/
Date: April 14, 2003


   By:/s/ Isaac Sutton
          -------------
          Isaac Sutton,
          Chief Executive
          and Financial
          Officer

                                  EXUS GLOBAL, INC.
                     (Formerly known as Exus Networks, Inc.)

                         INDEX TO FINANCIAL STATEMENTS


                                                                       Page
                                                                       -----
Reports of Independent Certified Public Accountants                     F 1

 Consolidated financial statements:

  Balance sheet at December 31, 2002                                    F 2

  Statements of operations for the years ended
   December 31, 2002 and 2001                                           F 3

  Statements of changes in stockholders' deficit
   for the years ended December 31, 2002 and 2001                       F 4

  Statements of cash flows for the years ended
   December 31, 2002 and 2001                                           F 5


  Notes to consolidated financial statements                        F 6 - F 12

                          Independent Auditors' Report



Board of Directors and Stockholders
Exus Global, Inc.

We have audited the accompanying consolidated balance sheet of Exus Global, Inc. (formerly known as Exus Networks, Inc.)and Subsidiaries as of December 31, 2002 and related consolidated statements of operations, changes in stockholders' deficit and cash flows for the years ended December 31, 2002 and 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Exus Global, Inc and Subsidiaries at December 31, 2001, and the results of their operations and their cash flows for the years ended December 31, 2002 and 2001, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company has experienced recurring operating losses since inception and liabilities exceeded assets by $1,507,662 at December 31, 2002. These issues raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.



                                       /s/Sherb & Co., LLP
                                          ----------------------------
                                          Certified Public Accountants

New York, New York
April 30, 2003



                                      F 1

                                EXUS GLOBAL, INC.
                     (Formerly known as Exus Networks, Inc.)

                           CONSOLIDATED BALANCE SHEET

                               December 31, 2002

                                     ASSETS




CURRENT ASSETS

Cash                                                         $    38,933
Prepaid expenses                                                  30,000
                                                             -----------
Total Current Assets                                              68,933
                                                             -----------
Total Assets                                                 $    68,933
                                                             ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued expenses                        $ 1,042,075
Accrued payroll and taxes                                        436,769
Note payable                                                      77,751
Common stock to be issued                                         20,000
                                                             -----------
TOTAL CURRENT LIABILITIES                                      1,576,595
                                                             -----------

Long-term debt                                                   187,500
Due to officer                                                   249,458
                                                             -----------
Total other liabilities                                          436,958
                                                             -----------

Total Liabilities                                              2,013,553
                                                             -----------
STOCKHOLDERS' DEFICIT
Series A preferred stock, no par value
shares authorized 10,000,000
issued and outstanding 10,000                                   201,054
Common stock, par value $.001
shares authorized 750,000,000
issued and outstanding 166,241,364                              166,242
Additional paid-in capital                                    6,137,806
Accumulated deficit                                          (8,449,722)
                                                             -----------
TOTAL STOCKHOLDERS' DEFICIT                                  (1,944,620)
                                                             -----------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                  $   68,933
                                                             ===========


                 See notes to consolidated financial statements

                                      F 2

                               EXUS GLOBAL, INC.
                     (Formerly known as Exus Networks, Inc.)

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                           Year Ended
                                                          December 31,
                                                --------------------------------
                                                   2002                   2001
                                                ------------        ------------
SALES AND SERVICE REVENUE                       $   421,014         $   781,032

COST OF SALES                                        92,835             555,586
                                                ------------        ------------
GROSS PROFIT                                        328,179             225,446

GENERAL AND ADMINISTRATIVE                          999,471           1,590,815
STOCK BASED COMPENSATION                          1,142,258           2,581,925
LOSS ON IMPAIRMENT                                  109,901                -
RESEARCH AND DEVELOPMENT                            206,679             432,151
                                                ------------        ------------
                                                  2,458,309           4,604,891
                                                ------------        ------------

LOSS BEFORE OTHER INCOME (EXPENSES)              (2,130,130)         (4,379,445)

Other income (expense)                              343,984            (297,520)
Interest expense                                   (149,520)             (7,678)
                                                ------------        ------------
OTHER INCOME (EXPENSES)                             194,464            (305,198)
                                                ------------        ------------
Net Loss                                        $(1,935,666)        $(4,684,643)

                                                ============        ============
LOSS PER COMMON SHARE                                 (0.03)        $     (0.14)
                                                ============        ============
WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING                               60,586,467          34,153,169
                                                ============        ============








                 See notes to consolidated financial statements

                                       F 3

                                EXUS GLOBAL, INC.
                     (Formerly known as Exus Networks, Inc.)

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT



                                 Preferred Stock           Common Stock           Additional
                              ---------------------  ----------------------        Paid-in        Accumulated
                               Shares       Amount      Shares       Amount        Capital          Deficit             Total
                              ---------- ----------  -----------  ----------    -------------  ---------------    -----------------
Balance, January 1, 2001         -       $    -       25,273,359  $   25,273    $    456,227    $  (1,829,413)     $    (1,347,913)

Issuance of common stock
  for services                   -            -       11,822,161      11,822       2,570,103             -               2,581,925

Private offering of
  common stock                   -            -        3,000,000       3,000       1,377,000             -               1,380,000

Net loss                         -            -         -               -               -          (4,684,643)          (4,684,643)
                              ---------- ----------  -----------  ----------    -------------  ---------------    -----------------

Balance, December 31, 2001       -            -       40,095,520      40,095       4,403,330       (6,514,056)          (2,070,631)

Issuance of common stock
  for services                   -            -       82,560,657      82,561       1,091,794             -               1,174,354

Issuance of common stock
  for debt                       -            -       41,585,187      41,586         460,770             -                 502,356

Issuance of common stock
  for cash                       -            -        2,000,000       2,000          28,000             -                  30,000

Beneficial conversion            -            -             -           -            153,912             -                 153,912

Issuance of preferred stock
  for debt                     10,000      201,054          -           -               -                -                 201,054

Net loss                         -            -             -           -               -          (1,935,666)          (1,935,666)
                              ---------- ----------  -----------  ----------    -------------    -------------    -----------------

Balance, December 31, 2002     10,000    $ 201,054   166,241,364  $  166,242    $  6,137,806     $ (8,449,722)    $     (1,944,620)
                              ========== ==========  ===========  ==========    =============    =============    =================




                 See notes to consolidated financial statements


                                      F 4

                                EXUS GLOBAL, INC.
                     (Formerly known as Exus Networks, Inc.)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                Years ended December 31,
                                                2002             2001
                                              ---------       -----------
Cash flows from operating activities:
   Net Loss                                 $(1,935,666)     $(4,684,643)

 Adjustments to reconcile net loss to net
  cash used in operating activities:
   Depreciation                                    -               9,776
   Disposal of fixed assets                      52,214          255,994
   Stock issued for services                  1,174,355        2,581,925
   Beneficial conversion                        153,912             -
   Gain on forgiveness of debt                 (141,587)            -
  Changes in assets and liabilities:
   (Increase) decrease in assets:
     Accounts receivable                          8,983           19,389
     Inventories                                220,080          (95,583)
     Prepaid expenses                             1,302           12,950
     Security deposits                           26,155          (26,155)
   Increase (decrease) in liabilities:
     Accounts payable and accrued expenses     (141,162)           3,447
     Payroll and taxes payable                  (40,142)         412,847
     Deferred income                           (111,244)           8,874
     Customer deposits                             -             (17,147)
                                             ----------       ----------
  Total adjustments                           1,202,866        3,166,317
                                             ----------       ----------
Net cash used in operating activities          (732,800)      (1,518,326)
                                             ----------       ----------
Cash flows from financing activities:
  Note payable                                   77,751          500,000
  Affiliate loans                                (5,253)          18,476
  Due to officer                                343,707         (214,819)
  Common stock to be issued                      20,000             -
  Notes payable related parties                    -             136,172
  Proceeds from issuance of common stock         30,000        1,380,000
                                             ----------       ----------
Net cash provided by financing activities       466,205       1,819,829
                                             ----------       ----------
Net increase (decrease) in cash                (266,595)        301,503
Cash, beginning of year                         305,528           4,025
                                             ----------       ----------
Cash, end of year                           $    38,933      $  305,528
                                             ==========       =========
Supplemental disclosure of cash
 flow information:

Interest                                    $      -         $    7,678
                                             ==========       =========
Income taxes                                $      -         $     -
                                             ==========       =========
Common stock issued for future services     $    30,000      $     -
                                             ==========       =========
Common stock issued for debt                $   502,356      $     -
                                             ==========       =========
Preferred stock issued for debt             $   201,054      $     -
                                             ==========       =========

                 See notes to consolidated financial statements

                       Exus Global, Inc. and Subsidiaries
                         (Formerly Exus Networks, Inc.)

                          Notes to Financial Statements


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

Exus Global, Inc.("Exus") was incorporated on September 26, 1985 as Gemini Energy Corporation under the laws of the State of Nevada. On January 28,1994, the Company's name was changed to Nerox Energy Corporation. On April 24,1998 the Company's name was changed to Nerox Holding Corporation. On December 15, 1998 the Company's name was changed to E*twoMedia.com ("ETM"). On December 19, 2000 the Company name was changed to Exus Networks, Inc.

In January 2001, ETM merged with Exus pursuant to an Agreement to Exchange Stock dated January 15, 2001 by and between ETM and Exus (the "Merger Agreement"). Under terms of the Merger Agreement, Exus exchanged all of its issued and outstanding shares for 20,000,000 Company shares. After the merger, the Company owned 79% of the outstanding common stock of the combined entity and became the surviving corporation to the merger. The merger has been accounted for as a reverse acquisition under the purchase method for business combinations. Accordingly, the combination of the two companies is recorded as a recapitalization of Exus to which Exus is treated as the continuing entity. On November 25, 2002, the Company amended its articles of incorporation to change the name of the Company to Exus Global, Inc.

Principles of Consolidation

The consolidated financial statements include the accounts of Exus and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

Description of Business

Exus Global, Inc. (the "Company") is engaged in the business of providing delivery of distant education and telecommunication on a global basis. The Company's primary focus is on the emerging markets, primarily those of Central Asia, Eastern Europe, and Africa.

Revenue Recognition

The Company recognizes revenues when the related services are performed.

Cash and Cash Equivalents

For the purposes of the statements of cash flows, the Company considers all highly liquid investment instruments purchased with a maturity of three months or less to be cash equivalents.

                                      F 6

Property and Equipment

Property, equipment and leasehold improvements are stated at cost. Depreciation is being provided on the straight-line method over the estimated useful lives of the assets (generally five to ten years). Amortization of leasehold improvements is being provided on the straight-line method over the various lease terms or estimated useful lives, if shorter. At December 31, 2002 all property and equipment has been written down to $0.

Loss per Common Share

The Company complies with SFAS No. 128, "Earnings Per Share". SFAS No. 128 requires dual presentation of basic and diluted earnings per share for all periods presented. Basic earnings per share excludes dilution and is computed by dividing loss applicable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Since the effect of the outstanding options, and convertible debentures and preferred stock is antidilutive, they have been excluded from the Company's computation of loss per common share.

Fair Value of Financial Instruments

The carrying amount reported in the consolidated balance sheets for cash, accounts payable and accrued expenses approximate fair value because of the immediate or short-term maturity of the financial instruments.

Stock-Based Compensation

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the estimated fair value of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. The Company has adopted the "disclosure only" alternative described in SFAS 123 and SFAS 148, which require pro forma disclosures of net income and earnings per share as if the fair value method of accounting had been applied.

Use of Estimates

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates and assumptions.

                                      F 7

Income Taxes

The Company utilizes the asset and liability method of accounting for deferred income taxes. Under this method, deferred tax assets and liabilities are established based on the differences between financial statement and income tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company provides a valuation allowance against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

Recent Pronouncements

Statement No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145") updates, clarifies, and simplifies existing accounting pronouncements. Statement No. 145 rescinds Statement 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Opinion 30 will now be used to classify those gains and losses. Statement 64 amended Statement 4, and is no longer necessary because Statement 4 has been rescinded. Statement 44 was issued to establish accounting requirements for the effects of transition to the provisions of the motor Carrier Act of 1980. Because the transition has been completed, Statement 44 is no longer necessary. Statement 145 amends Statement 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. This amendment is consistent with FASB's goal requiring similar accounting treatment for transactions that have similar economic effects. This statement is effective for fiscal years beginning after May 15, 2002. The adoption of SFAS 145 did not have a material impact on the Company's consolidated financial position, results of operations or liquidity.

Statement No. 146, "Accounting for Exit or Disposal Activities" ("SFAS 146") addresses the recognition, measurement, and reporting of cost that are associated with exit and disposal activities that are currently accounted for pursuant to the guidelines set forth in EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to exit an Activity (including Certain Cost Incurred in a Restructuring)," cost related to terminating a contract that is not a capital lease and one-time benefit arrangements received by employees who are involuntarily terminated - nullifying the guidance under EITF 94-3. Under SFAS 146, the cost associated with an exit or disposal activity is recognized in the periods in which it is incurred rather than at the date the Company committed to the exit plan. This statement is effective for exit or disposal activities initiated after December 31, 2002 with earlier application encouraged. The adoption of SFAS 146 is not expected to have a material impact on the Company's consolidated financial position, results of operations or liquidity.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. Statement 148 provides alternative methods of transition to Statement 123's fair value method of accounting for stock-based employee compensation. It also amends the disclosure provisions of Statement 123 and APB Opinion No. 28, Interim Financial Reporting, to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. Statement 148's amendment of the

                                      F 8
transition and annual disclosure requirements of Statement's 123 are effective for fiscal years ending after December 15, 2002. Statement 148's amendment of the disclosure requirements of Opinion 28 is effective for interim periods beginning after December 15, 2002.

NOTE 2 - GOING CONCERN

The accompanying consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has sustained a cumulative net loss of approximately $8,450,000 through December 31, 2002, had a working capital deficit of approximately $1,508,000 at December 31, 2002 and a stockholders' deficiency of approximately $1,945,000 at December 31, 2002. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 - PAYROLL AND TAXES PAYABLE

Payroll taxes payable includes salaries, overdue federal, state and local taxes, plus estimated penalties and interest.

NOTE 4 - INCOME TAXES

Current income taxes are computed at statutory rates on pretax income. Deferred taxes would be recorded based on differences in financial statements and taxable income. At December 31, 2002, the Company had elected to carry forward net operating losses for federal and state income tax purposes of approximately $4,215,000 that are available to reduce future taxable income through 2023. As utilization of such operating losses for tax purposes is not assured, the deferred tax asset has been fully reserved through the recording of a 100% valuation allowance. These operating losses may be limited to the extent an "ownership change" occurs.

The provision (benefit) for income taxes differs from the amounts computed by applying the statutory federal income tax rate to income (loss) before provision for income taxes is as follows:

                                                        2002           2001
                                                    -----------     -----------
Tax benefit computed at statutory rates            $ (677,000)     $(1,920,000)

Permanent differences                                 400,000          900,000

Income tax benefit not utilized                       277,000        1,020,000
                                                    ---------       ----------
Net income tax benefit                             $     -         $      -
                                                    =========       ==========

The components of the deferred tax asset as of December 31, 2002 are as follows:

                                                               2002
                                                          -------------
Deferred Tax Asset:
 Net Operating Loss Carryforward                        $     165,000

 Less: Valuation Allowance                                   (165,000)
                                                          -------------
 Net Deferred Tax                                       $        -
                                                          =============


                                      F 9

NOTE 5 - NOTE PAYABLE

A Note in the principal amount of $50,000 was due in September 2001. The note bears interest at 24% per annum and is currently in default. Penalties associated with such default amount to $27,751 as of December 31, 2002.

NOTE 6 - LONG-TERM DEBT

Notes in the principal amount of $500,000 were due to a company which is controlled by certain shareholders of Exus. The notes were due on various dates through July 2003, and bore interest at 15% per annum. The notes were collateralized by all of the assets of Exus Networks, Inc. On December 31, 2002, the Company issued 25,000,000 restricted common shares to the note holders in consideration of converting debt in the amount of $325,540 and accrued interest through December 31, 2002 of $52,996. The shares issued have been valued at their fair market value of $.01 on the date of issuance. The remaining balance of $187,500 is payable on December 31, 2004 with interest of 8% per annum payable each December 31.

NOTE 7 - DUE TO OFFICER

At December 31, 2002, the Company owed its President $249,458. The loan bears interest at 10% per annum and is payable in December 2004.

NOTE 8 - STOCK OPTION PLAN

On June 5, 2002 the Board of Directors of the Company adopted the Company's 2002 Stock Option Plan which provides for the issuance of options to purchase up to 14,000,000 shares of Common Stock. The Stock Option Plan provides for the grant of options to officers, employees, consultants and agents to the Company. All options to purchase the 14,000,000 shares were issued at prices ranging from $.001 to $.04. All options were exercised on the date of issuance during the year ended December 31, 2002.

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

                                      F 10

Since the Company applies APB Opinion 25 and related interpretations in accounting for its options, no compensation cost has been recognized for its stock option grants. Had the Company elected to recognize compensation cost based on the fair value of the options at the date of grant as prescribed by SFAS 123, net income for the year ended December 31, 2002:


          As reported                    $(4,684,643)
          Proforma                        (5,213,643)
          Proforma net loss per common
          share:
          Basic and diluted             $      (0.15)


NOTE 9 - COMMITMENTS AND CONTINGENCIES

The Company's rents an office for $10,500 a month, on a month to month basis. In Ukraine, Exus Ukraine has a 3 room office on a 2 year lease which expires in December 2003 and has a monthly rent of $600. In Uzbekistan, Exus Uzbekistan has a month to month lease for a 2 room office which costs $350 per month. Offices in Kazakhstan, Poland, and Cyprus have been closed. For the year ended December 31, 2002, the Company paid aggregate rentals of approximately $150,000.

In November 2001 an employment agreement was executed between the Company and the Chief executive Officer which calls for an annual salary of $240,000.

NOTE 10 - STOCKHOLDERS' DEFICIT

Common Stock

Stock as compensation and settlement of debt

The Company issues stock as compensation for services and supplies, valuing such issues premised upon the fair market value of the stock or the services, whichever is more clearly determinable.

During the year ended December 31, 2001, the Company issued an aggregate of 11,822,161 shares of common stock in consideration of services rendered to the Company. Such shares were valued at an aggregate of $2,581,925 ranging from $.14-$.63 per share, representing the fair value of the shares issued. The issuances were recorded at $2,581,925 as stock based compensation expense.

During the year ended December 31, 2002, the Company issued an aggregate of 82,560,657 shares of common stock in consideration of services rendered or to be rendered to the Company. Such shares were valued at an aggregate of $1,174,354 ranging from $.001-$.24 per share, representing the fair value of the shares issued. The issuances were recorded as stock based compensation expense. During the year ended December 31, 2002 the Company exchanged 41,585,187 shares of the Company's common stock in settlement of debt.

                                      F 11

In June and July, 2001 the Company sold shares of its common stock in a private placement offering. The Company sold 3,000,000 shares and received funds totaling $1,380,000.

On December 31, 2002 the Company issued 25,000,000 restricted common shares to New Canaan Investments Partners, LLC in consideration of converting a secured debt in the amount of $378,537. The shares issued have been valued at their fair market value of $.01 per share on the date of issuance. As further consideration for the conversion, New Canaan has an anti-dilution clause stating that through December 31, 2005, its common stock ownership of the Company will not go below 15%. The anti-dilution clause does not apply if the issued registered common shares re sold at $.04 per share or greater or where shares are issued for an acquisition and New Canaan gives its consent.

Preferred Stock

On November 25, 2002 the Company amended its Articles of Incorporation to authorize up to 1,000,000 shares of a new class of undesignated Preferred Stock ("Preferred Stock"). The Preferred Stock may be issued in one or more series, the terms of which may be determined at the time of issuance by the Board of Directors, without further shareholder action, and may include voting rights (including the right to vote as a series on particular matters), preferences as to dividends and liquidation, conversion and redemption rights and sinking fund provisions.

On November 21, 2002, the Board authorized the adoption of 10,000 Series A Convertible Preferred Shares (the "Series A Preferred Shares").

Each Series A Preferred Share will be convertible into twenty (20) shares of Common Stock, subject to customary anti-dilution provisions. The Series A Preferred Shares will have the right to vote with the common shares at a rate of 50,000 shares for each Series A Preferred Share.

The Board authorized the issuance of 10,000 shares of Series A Preferred Shares in consideration for the cancellation of the $201,054 debt owed by Unified Networks, Ltd. to the Company. Unified Networks, Ltd. is a Cyprus company solely owned by Isaac Sutton, the Company's Chief Executive Officer, director and principal stockholder.

                                      F 12