Form 10QSB
period 2003-03-31
EXUS NETWORKS  INC
filed 2003-05-22
CIK 810270

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10 QSB

[X] QUARTERLY  REPORT UNDER SECTION 13 OR 15 (d) OF THE  SECURITIES AND EXCHANGE
                                  ACT OF 1934.

                       For the period ended March 31, 2003
                                       or

[ ]  TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR 15 (d)  OF THE  SECURITIES
                             EXCHANGE ACT OF 1934.

            For the transition period from __________ to ____________
                         Commission File Number: 0-18049
                                EXUS GLOBAL, INC.
             (Exact name of registrant as specified in its charter)
                     (Formerly known as Exus Networks, Inc.)


           Nevada                                          91-1317131
-------------------------------                         ---------------
(State of other jurisdiction of                          (IRS Employer
 incorporation or organization)                          Identification

                     150 E. 58th Street New York, NY           10155
               (Address of principal executive offices)      (Zip Code)

                     Issuer's Telephone Number: 212-514-6600

Check whether the issuer (1) filed all reports required to be filed by Section 13 of 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days YES [X] NO [ ]. State the number of shares outstanding of each of the issuer's classes of common equity, as the latest practicable date: There were 201,599,886 shares of the Registrant's common stock issued and outstanding as of May 15, 2003.

                                EXUS GLOBAL, INC.

                                      INDEX

Part I.  Financial Information                                            Page

Item 1.  Financial Statements:

Consolidated Balance Sheet March 31, 2003                                   2

Consolidated Statements of Operations for the three and
 three months ended March 31, 2003 and 2002                                 3

Consolidated Statements of Cash Flows for the three
months ended March 31, 2003 and 2002                                        4

Notes to Consolidated Financial Statements                                 5-6

Item 2.  Management's Discussion and Analysis or Plan
         of Operation                                                      7-9

Item 3.  Controls and Procedures                                            9

Part II.  Other Information                                                10

Item 1.  Legal Proceedings                                                 10

Item 2.  Changes in Securities                                             10

Item 3.  Defaults upon Senior Securities                                   10

Item 4.  Submission of Matters to a Vote of Security Holders               10

Item 5.  Other Information                                                 10

Item 6.  Exhibits and Reports on Form 8-K                                  10

Signatures                                                                 11

Certification                                                              12

                                EXUS GLOBAL, INC.
                         (Formerly "Exus Networks, Inc.)
                           CONSOLIDATED BALANCE SHEET
                                 March 31, 2003
                                   (Unaudited)


                                     ASSETS

CURRENT ASSETS:
    Cash                                                      $             182
    Prepaid expenses and other current assets                            22,500
                                                                ----------------
       TOTAL CURRENT ASSETS                                              22,682
                                                                ----------------
                                                              $          22,682
                                                                ================

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
    Accounts payable and accrued expenses                     $       1,022,501
    Accrued payroll and taxes                                           436,769
    Notes payable                                                        77,751
                                                                ----------------
       TOTAL CURRENT LIABILITIES                                      1,537,021

OTHER LONG-TERM DEBT                                                    187,500

DUE TO OFFICER                                                          197,793

STOCKHOLDERS' DEFICIT:
    Series A preferred stock, no par value
       shares authorized 1,000,000
       issued and outstanding 10,000                                    201,054
    Common stock, par value $.001;
       authorized shares - 750,000,000 shares;
       201,589,747 shares issued and outstanding                        201,591
    Additional paid-in capital                                        6,408,072
    Accumulated deficit                                              (8,710,349)
                                                                ----------------
       TOTAL STOCKHOLDERS' DEFICIT                                   (1,899,632)
                                                                ----------------

                                                              $          22,682
                                                                ================





                 See notes to consolidated financial statements

                                EXUS GLOBAL, INC.
                                -----------------
                         (Formerly "Exus Networks, Inc.)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                                                               Three Months Ended March 31,
                                                                                      ----------------------------------------------
                                                                                               2003                     2002
                                                                                      -----------------------    -------------------

SALES AND SERVICE REVENUE                                                          $                       -   $            198,319

COST OF SALES                                                                                              -                 55,427
                                                                                      -----------------------    -------------------

GROSS PROFIT                                                                                               -                142,892

OPERATING EXPENSES:
     Selling, general and administrative                                                              75,010                476,816
     Stock based compensation                                                                        185,615                 64,266
     Research and development                                                                              -                206,679
                                                                                      -----------------------    -------------------
         TOTAL OPERATING EXPENSES                                                                    260,625                747,761
                                                                                      -----------------------    -------------------

OPERATING LOSS                                                                                      (260,625)              (604,869)

INTEREST EXPENSE                                                                                           -                 (6,680)
                                                                                      -----------------------    -------------------

NET LOSS                                                                           $                (260,625)  $           (611,549)
                                                                                      =======================    ===================

BASIC AND DILUTED NET LOSS PER SHARE                                               $                   (0.00)  $              (0.02)
                                                                                      =======================    ===================

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
         Basic and Diluted                                                                       178,024,158             40,366,188
                                                                                      =======================    ===================



                 See notes to consolidated financial statements

                             EXUS GLOBAL, INC.
                             -----------------
                      (Formerly "Exus Networks, Inc.)
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                                                      Three Months Ended March 31,
                                                                               -------------------------------------------
                                                                                      2003                   2002
                                                                               -------------------    --------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                $           (260,625)  $            (611,549)
                                                                               -------------------    --------------------
     Adjustments to reconcile net loss to
      net cash used in operating activities:
           Depreciation and amortization                                                        -                   3,000
           Stock based compensation                                                       185,615                  64,266

     Changes in assets and liabilities:
        Accounts receivable                                                                     -                 (12,617)
        Inventory                                                                               -                 (12,536)
        Prepaid expenses and deposits                                                       7,500                  (7,872)
        Security deposits                                                                       -                 (73,063)
        Accounts payable                                                                  (19,576)                432,071
        Payroll taxes payable                                                                   -                  33,586
        Due to officer                                                                     60,000                  (7,072)
        Deferred income                                                                         -                 (31,244)
                                                                               -------------------    --------------------
     Net cash used in operating activities                                                (27,086)               (223,030)
                                                                               -------------------    --------------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Sale of property and equipment                                                             -                     152
                                                                               -------------------    --------------------
NET CASH USED IN INVESTING ACTIVITIES                                                           -                     152
                                                                               -------------------    --------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments on loan payable, affiliates                                                       -                  (5,253)
     Issuance of common stock to be issued                                                (20,000)                      -
     Borrowings from long-term debt                                                             -                  13,103
     Borrowings from officer                                                                8,335                   6,388
                                                                               -------------------    --------------------
NET CASH USED IN FINANCING ACTIVITIES                                                     (11,665)                 14,238
                                                                               -------------------    --------------------

INCREASE IN CASH                                                                          (38,751)               (208,640)

CASH - BEGINNING OF PERIOD                                                                 38,933                 305,528
                                                                               -------------------    --------------------

CASH - END OF PERIOD                                                         $                182   $              96,888
                                                                               ===================    ====================



                 See notes to consolidated financial statements

NOTES TO FINANCIAL STATEMENTS

1. GENERAL

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions for Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Results of operations for the three ended March 31, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ended December 31, 2003. The accompanying consolidated financial statements should be read in conjunction with the Company's annual report filed with the Securities and Exchange Commission on May 1, 2003.

2. GOING CONCERN

The accompanying financial statements have been prepared on a going-concern basis, which presumes that the Company will be able to continue to meet its obligations and realize its assets in the normal course of business. As shown in the accompanying financial statements, the Company has a history of losses with an accumulated deficit of $8,710,349 at March 31, 2003 and, as of that date, a working capital deficiency of $1,514,339. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to ultimately attain profitable operations, generate sufficient cash flow to meet its obligations, and obtain additional financing as may be required. The outcome of these uncertainties cannot be assured.

3. COMMON STOCK

Issuance of Unrestricted Securities

In March 2003, the Company registered an S-8 to issue 10,900,000 shares to 3 consultants for services.

Issuance of Restricted Securities

In March 2003, the Company issued 2,000,000 restricted EXUS shares to 5 investors that purchased shares at $ .01 per share, for a total of $20,000 in December 2002.

In March 2003, Isaac Sutton CEO of the Company converted $120,000 debt to 12,000,000 restricted EXUS shares.

In March 2003, 5,000,000 restricted EXUS shares were issued to Daniel Imperato and Christ Investments, LLC for consulting services.

In March 2003, 1,828,400 restricted EXUS shares were issued to 4 creditors for converting $6613 debt to equity.

In March 2003, 3,619,983 restricted Exus shares were issued to New Canaan Investment Partners, LLC as per anti dilution clause in an agreement between New Canaan and the Company entered into in December 2002.

4. OPTIONS AND WARRANTS

As  of  March  31,  2003,  the  Company  had  7,300,000   options  and  warrants
outstanding.

5. LEGAL PROCEEDINGS

The Company has four judgments against it for a total amount of $195,166. The Company is in discussions with the judgment creditors for settlement. Such amounts have been accrued in the financial statements.

ITEM 2 MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Overview

Exus is in the delivery of Distant Education and Telecommunication to emerging markets. Exus sells Educational Courses through its subsidiary E Education Network, Inc. and telecommunication via its Votelnet division . The delivery of this digital content will be delivered through it Shared Satellite Network Division and in country EENIC's (Exus Education Network Internet Centers) would provide access to local population among other Exus customers. The satellite system can be global in nature or include several continents. Exus is in negotiations with partners in various emerging market countries such as Uzbekistan, Ukraine, Poland, Kazakhstan, Botswana, Senegal, Nigeria, Sudan, Afghanistan, Latvia and Ghana. Its targeted customers include international universities, government agencies, relief organizations, and multi-national companies such as Exxon-Mobil, Schlumberger, Parker Drilling, Chevron, and Ernst and Young.

Management believes that by offering its solution for delivery of Distant Education to emerging market, it bridges the divide that exists between east and west, provides educational content and information which is lacking in these areas and provides a solution for Foundations, Governments, World Organizations and Multi National Companies to implement their programs in the most remote parts of the world where the need and funding require a solution. Management also believes that the telecommunications industry in the United States suffers from an excess of bandwidth and overspending on terrestrial and cellular network infrastructure, all resulting from demand for telecommunications services which did not materialize as the industry anticipated. In contrast, the Company operates in countries with a limited and outdated telecommunications infrastructure that cannot support the demand for services. Services which the Company believes are taken for granted in the United States, such as internet access, international long distance calling, and in some regions, even local dial tone, are unavailable in many emerging market regions, or are available, with poor quality of service and exorbitant pricing. The Company believes that as a result, it can capitalize in emerging markets by offering its services and products. The outcome of our negotiations and events as described above cannot be assured. Results of Operations Three months ended March 31, 2003 compared to three months ended March 31, 2002 Sales and Service Revenue.

For the three months ended March 31, 2002, sales and service revenue was $198,319 as compared to $-0- for the three months ended March 31, 2003, a decrease of 100%. Management believes that the decline in sales is primarily attributable to the discontinuance in Inmarsat sales due to the introduction of new competing technologies, lack of sufficient capital to maintain the appropriate inventories and the termination of the RoamBuddy division since the underlying carrier, Swisscom, has announced the closing of the prepaid platform. Furthermore, the Company is in the process of changing its revenue focus from telecommunications to education. The outcome of these uncertainties cannot be assured.

Gross Profit

For the three months ended March 31, 2002, gross profit was $55,427, 28% as a percentage of sales and service revenues, as compared to $0, for the three months ended March 31, 2003. Management attributes the decrease in gross profit as a percentage of sales and service revenues to the fact that there were no sales.

General and Administrative Expenses

For the three months ended March 31, 2002, general and administrative expenses were $476,816 as compared to $94,124 for the three months ended March 31, 2003, a decrease of 80%. Management attributes the decrease in general and administrative expenses primarily to reorganization and reduction of staff.

Stock Based Compensation

For the three months ended March 31, 2003, the stock based compensation expenses of $185,615 attributable to the issuance of shares of common stock for consulting services increased by $121,349 from the same period in 2002.

Liquidity and Capital Resources

The Company has funded its requirements for working capital primarily through private borrowings. As of March 31, 2003, the Company had a working capital deficit of $1,514,000.

For the three months ended March 31, 2003, net cash flows used in operating activities were $27,076 which was attributable to a net loss of $260,625 offset by non-cash compensation, and settlement of due to officer by issuance of common stock.

For the three months ended March 31, 2003, net cash used in financing activities were $11,665 which was attributable to issuance of common stock of $20,000 and offset by borrowings from officer of $8,335.

The Company anticipates a significant increase in capital expenditures subject to obtaining additional financing, of which there can be no assurance. The Company's capital requirements depend on numerous factors, including market acceptance of the Company's products and services, ability to obtain additional financing, technological developments, capital expenditures and other factors. The Company had a working capital deficit of approximately $1,514,000 as of March 31, 2003 and has an immediate need for additional financing of at least $1,000,000 to continue operations. If the Company does not immediately receive additional financing, the Company will be required to cease operations. If the Company obtains additional financing, of which there can be no assurance, the Company may sell equity securities. The sale of additional equity or convertible debentures could result in additional dilution to the stockholders. The outcome of these uncertainties cannot be assured.

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

                                     Part II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDING

The Company has four judgments against it for a total amount of $195,166. The Company is in discussions with the judgment creditors for settlement. Such amounts have been accrued in the financial statements.

ITEM 2. CHANGES IN SECURITIES

Issuance of Unrestricted Securities

In March 2003, the company registered an S-8 to issue 10,900,000 shares to 3 consultants for services. Issuance of Restricted Securities In March 2003, the Company issued 2,000,000 restricted EXUS shares to 5 investors that purchased shares at .01 per share, for a total of $20,000 in December 2002.

In March 2003, Isaac Sutton CEO of the Company converted $120,000 debt to 12,000,000 restricted EXUS shares.

In March 2003, 5,000,000 restricted EXUS shares were issued to Daniel Imperato and Christ Investments, LLC for consulting services.

In March 2003, 1,828,400 restricted EXUS shares were issued to 4 creditors for converting $6613 debt to equity.

In March 2003, 3,619,983 restricted Exus shares were issued to New Canaan Investment Partners, LLC as per anti dilution clause in an agreement between New Canaan and the Company entered into in December 2002.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

ITEM 5. OTHER INFORMATION

On April 30, 2003 the Company closed its office in New York city.
The Company intends to dissolve 2 subsidiaries, Exus Networks, Inc a New York Corporation and Exus Global, Ltd a Cyprus Company. Both companies have been inactive for over 1 year. On May 12, 2003 the Company announced its intention to buy its own shares based on market and business conditions. As of May 20, 2003 the Company has not repurchased any shares.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits 99.1 Certification of Chief Executive and Financial Officer

(b) Loan Agreement Modification and Conversion dated the 31th day of December, 2002 between Exus Networks, Inc., a Nevada corporation and New Canaan Investment Partners, LLC, a Connecticut limited liability company.

(c) RESTATED ARTICLES OF INCORPORATION OF EXUS NETWORKS, INC.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:May 15, 2003                    Exus Global, Inc.


                                   By:/s/ Isaac Sutton
                                          -------------
                                          Isaac Sutton,
                                          Chief Executive and Financial Officer

                                  CERTIFICATION
            Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

I, Isaac Sutton, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Exus Global, Inc.

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


Date: May 22, 2003


                                        By:/s/ Isaac Sutton
                                               -------------
                                               Isaac Sutton,
                                               Chief Executive and
                                               Financial Officer