Form 10QSB
period 2003-06-30
EXUS NETWORKS  INC
filed 2003-08-18
CIK 810270

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10 QSB

             [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                            SECURITIES AND EXCHANGE
                                  ACT OF 1934.

                       For the period ended June 30, 2003
                                       or
    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934.
            For the transition period from __________ to ____________

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

                     Issuer's Telephone Number: 212-514-6600

Check whether the issuer (1) filed all reports required to be filed by Section 13 of 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report(s), and has been subject to such filing requirements for the past 90 days YES [X] NO [ ].

State the number of shares outstanding of each of the issuer's classes of common equity, as the latest practicable date: There were 278,249,923 shares of the Registrant's common stock issued and outstanding as of August 11, 2003.

                                EXUS GLOBAL, INC.

                                      INDEX

Part I.  Financial Information                                Page

Item 1.  Financial Statements:

Consolidated Balance Sheet June 30, 2003                       3

Consolidated Statements of Operations for the three and
 six months ended June 30, 2003 and 2002                       4

Consolidated Statements of Cash Flows for the three and six
months ended June 30, 2003 and 2002                            5

Notes to Consolidated Financial Statements                     6-7

Item 2.  Management's Discussion and Analysis or Plan
         of Operation                                          7-9

Item 3.  Controls and Procedures                               9

Part II.  Other Information                                    10

Item 1.  Legal Proceedings                                     10

Item 2.  Changes in Securities                                 10

Item 3.  Defaults upon Senior Securities                       10

Item 4.  Submission of Matters to a Vote of Security Holders   10

Item 5.  Other Information                                     10

Item 6.  Exhibits and Reports on Form 8-K                      10

Signatures                                                     11

                                EXUS GLOBAL, INC.
                         (Formerly "Exus Networks, Inc.)

                           CONSOLIDATED BALANCE SHEET
                                  June 30, 2003
                                   (Unaudited)

                                     ASSETS

CURRENT ASSETS:

Cash                                                 $       495
Prepaid expenses and other current assets                 15,000
                                                     ------------
   TOTAL CURRENT ASSETS                              $    15,495
                                                     ------------


LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:

Accounts payable and accrued expenses                $ 1,031,827
Accrued payroll and taxes                                436,769
Notes and Loans payable                                   94,751
                                                     ------------
       TOTAL CURRENT LIABILITIES                       1,563,347

OTHER LONG-TERM DEBT                                     187,500

DUE TO OFFICER                                           259,429

STOCKHOLDERS' DEFICIT:
    Series A preferred stock, no par value
       shares authorized 1,000,000
       issued and outstanding 10,000                     201,054
    Common stock, par value $.001;
       authorized shares - 750,000,000 shares;
       201,589,747 shares issued and outstanding         201,591
    Additional paid-in capital                         6,408,072
    Accumulated deficit                               (8,805,500)
                                                     ------------
       TOTAL STOCKHOLDERS' DEFICIT                    (1,994,783)
                                                     ------------
                                                     $    15,495
                                                     ============

                 See notes to consolidated financial statements

                               EXUS GLOBAL, INC.

                         (Formerly "Exus Networks, Inc.)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)






                                    Three months ended        Six months ended
                                         June 30,                 June 30,
                                 ---------------------- ------------------------
                                     2003       2002        2003         2002

Sales and service revenue
                                      -      $  60,755        -     $   259,074
Cost of sales                         -         14,240        -          69,667
                                 ---------- ----------- ----------- ------------
Gross profit                          -         46,515        -         189,407

General and Admin                   95,149     102,588     170,159      579,404
Stock based compensation              -        328,125     185,615      392,391
Research and Development              -           -           -         206,679
                                 ---------- ----------- ----------- ------------
LOSS BERFORE OTHER INCOME
 (EXPENSES)                       ( 95,149)   (384,198)   (355,774)    (989,067)
                                ----------- ----------- ----------- ------------

INTEREST EXPENSE                      -         50,664        -          57,344
                                ----------- ----------- ----------- ------------
OTHER INCOME (EXPENSES)               -         50,664        -          57,344
                                ----------- ----------- ----------- ------------
Net loss                        $ ( 95,149) $ (434,862) $ (355,774) $(1,046,411)
                                =========== =========== =========== ============
Net income/(loss) per common
 share Basic and diluted             (0.00)      (0.01)      (0.00)       (0.02)
                                =========== =========== =========== ============
Basic and diluted weighted
 average number of common
 shares outstanding             201,589,747 44,431,869  186,942,627  42,354,846
                                =========== =========== =========== ============



                 See notes to consolidated financial statements

                                EXUS GLOBAL, INC.
                         (Formerly "Exus Networks, Inc.)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                Six Months Ended June 30,
                                            ----------------------------------
                                                2003                2002
                                            ------------        --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                    $  (355,774)        $  (1,046,411)
                                            ------------        --------------
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation and amortization                      -                    6,000
Stock based compensation                        185,615               392,391
Beneficial conversion Feature                      -                   30,000

Changes in assets and liabilities:
  Accounts receivable                              -                    8,983
  Inventory                                        -                  (12,536)
  Prepaid expenses and deposits                  15,000               (66,761)
  Accounts payable                              (10,250)              299,021
  Payroll taxes payable                            -                   (4,345)
  Deferred income                                  -                 (111,244)
                                            ------------        --------------
  Net cash used in operating activities:       (165,409)             (504,902)
                                            ------------        --------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Sale of property and equipment                   -                   69,429
                                            ------------        --------------
NET CASH USED IN INVESTING ACTIVITIES              -                   69,429
                                            ------------        --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on loan payable, affiliates             -                   (5,253)
  Increase in notes payable                      17,000                  -
  Issuance of common stock to be issued         (20,000)                 -
  Borrowings from long-term debt                   -                   13,103
  Borrowings from officer                       129,971               127,696
                                            ------------        --------------
NET CASH USED IN FINANCING ACTIVITIES           126,971               135,546
                                            ------------        --------------
INCREASE IN CASH                                 38,438              (299,927)
CASH - BEGINNING OF PERIOD                       38,933               305,528
                                            ------------        --------------
CASH - END OF PERIOD                        $       495         $       5,601
                                            ============        ==============


                 See notes to consolidated financial statements

NOTES TO FINANCIAL STATEMENTS

1. GENERAL

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions for Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Results of operations for the six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ended December 31, 2003. The accompanying consolidated financial statements should be read in conjunction with the Company's annual report filed with the Securities and Exchange Commission on May 1, 2003.

2. GOING CONCERN

The accompanying financial statements have been prepared on a going-concern basis, which presumes that the Company will be able to continue to meet its obligations and realize its assets in the normal course of business. As shown in the accompanying financial statements, the Company has a history of losses with an accumulated deficit of $8,805,500 at June 30, 2003 and, as of that date, a working capital deficiency of $1,547,852. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to ultimately attain profitable operations, generate sufficient cash flow to meet its obligations, and obtain additional financing as may be required. The outcome of these uncertainties cannot be assured.

3. COMMON STOCK

Issuance of Unrestricted Securities

In July 2003, the Company registered an S-8 to issue 95,000,000 shares pursuant to an Employee Stock Option Agreement. As of August 11, 2003, 75,000,000 shares have been issued , to eight consultants at an average price of .00144.

Issuance of Restricted Securities

In July 2003, the Company issued 1,750,000 restricted EXUS shares to 2 consultants for their services rendered.

4. OPTIONS AND WARRANTS

As of August 11, 2003, the Company had 27,300,000 options and warrants outstanding.

5. LEGAL PROCEEDINGS

The Company has four judgments against it for a total amount of $195,166. The Company is in discussions with the judgment creditors for settlement. Such amounts have been accrued in the financial statements.

ITEM 2 MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Overview

Exus is in the delivery of Distant Education and Telecommunication to emerging markets. Exus sells Educational Courses through its subsidiary E Education Network, Inc. and telecommunication via its Votelnet division. The delivery of this digital content will be delivered through it Shared Satellite Network Division and in country EENIC's (Exus Education Network Internet Centers) would provide access to local population among other Exus customers. The satellite system can be global in nature or include several continents. Exus is in negotiations with partners in various emerging market countries such as Uzbekistan, Ukraine, Poland, Kazakhstan, Botswana, Senegal, Nigeria, Sudan, Afghanistan, Latvia and Ghana. Its targeted customers include international universities, government agencies, relief organizations, and multi-national companies such as Exxon-Mobil, Schlumberger, Parker Drilling, Chevron, and Ernst and Young.

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

On May 8, 2003, E Education Network, Inc was incorporated in the
State of Nevada, operations began in July 2003. Exus Global, Inc the majority shareholder of 5,000,000 shares announced a dividend distribution of 1,000,000 of its shares to EXUS shareholders of record as of March 31, 2003. The dividend is to be distributed in September 2003. E Education Network, Inc has plans to register the company and be trading on NASDAQ OTCBB by the end of the year.

Results of Operations Six months ended June 30, 2003 compared to six months ended June 30, 2002.

Sales and Service Revenue.

For the six months ended June 30, 2002, sales and service revenue was $259,074 as compared to $-0- for the six months ended June 30, 2003. Management believes that the decline in sales is primarily attributable to the discontinuance in Inmarsat sales due to the introduction of new competing technologies, lack of sufficient capital to maintain the appropriate inventories and the termination of the RoamBuddy division since the underlying carrier, Swisscom, has announced the closing of the prepaid platform. Furthermore, the Company is in the process of changing its revenue focus from telecommunications to education. The outcome of these uncertainties cannot be assured.

Gross Profit

For the six months ended June 30, 2002, gross profit was $189,407, 72% as a percentage of sales and service revenues, as compared to $0, for the six months ended June 30, 2003.

General and Administrative Expenses

For the six months ended June 30, 2002, general and administrative expenses were $579,404 as compared to $170,159 for the six months ended June 30, 2003, a decrease of 71%. Management attributes the decrease in general and administrative expenses primarily to reorganization and reduction of staff.

Stock Based Compensation

For the six months ended June 30, 2003, stock based compensation expense was $185,615, attributable to the issuance of shares of common stock for consulting services, a decrease by $206,776 from the same period in 2002.

Liquidity and Capital Resources

The Company has funded its requirements for working capital primarily through private borrowings. As of June 30, 2003, the Company had a working capital deficit of $1,547,852.

For the six months ended June 30, 2003, net cash flows used in operating activities were $165,409 which was attributable to a net loss of $ 355,774 offset by non-cash compensation.

For the six months ended June 30, 2003, net cash provided by financing activities were $126,971 which was attributable to borrowings from officer of $129,971 and notes payable of $17,000 offset by common stock receivable.

The Company anticipates a significant increase in capital expenditures subject to obtaining additional financing, of which there can be no assurance. The Company's capital requirements depend on numerous factors, including market acceptance of the Company's products and services, ability to obtain additional financing, technological developments, capital expenditures and other factors. The Company had a working capital deficit of approximately $1,548,000 as of June 30, 2003 and has an immediate need for additional financing of at least $1,000,000 to continue operations. If the Company does not immediately receive additional financing, the Company will be required to cease operations. If the Company obtains additional financing, of which there can be no assurance, the Company may sell equity securities. The sale of additional equity or convertible debentures could result in additional dilution to the stockholders. The outcome of these uncertainties cannot be assured.

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

ITEM 2. CHANGES IN SECURITIES

Issuance of Unrestricted Securities

In March 2003, the company registered an S-8 to issue 10,900,000 shares to 3 consultants for services. These shares were issued in May 2003. In July 2003, the Company registered an S-8 to issues 95,000,000 shares pursuant to an Employee Option plan. As of August 11, 2003 75,000,000 shares have been issued.

Issuance of Restricted Securities

In July 2003, the Company issued 1,750,000 restricted shares to Mark Mayoka and the Washington Company for Consulting Services.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

ITEM 5. OTHER INFORMATION

The Company intends to dissolve 2 subsidiaries, Exus Networks, Inc a New York Corporation and Exus Global, Ltd a Cyprus Company. Both companies have been inactive for over 1 year. On May 12, 2003 the Company announced its intention to buy its own shares based on market and business conditions. As of August 11, 2003 the Company has not repurchased any shares.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibit 31.1 Certification of Chief Executive and Financial Officer

(b) Exhibit 32.1 Certification of Chief Executive and Financial Officer

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: August 18, 2003                    Exus Global, Inc.


                                   By:/s/ Isaac Sutton
                                          -------------
                                          Isaac Sutton,
                                          Chief Executive and Financial Officer