Form 10QSB
period 2003-09-30
EXUS GLOBAL  INC
filed 2003-11-19
CIK 810270

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10 QSB

 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE
                                   ACT OF 1934
                     For the period ended September 30, 2003
                                       or
    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934.
            For the transition period from __________ to ____________
                         Commission File Number: 0-18049

                                EXUS GLOBAL, INC.
             (Exact name of registrant as specified in its charter)
                     (Formerly known as Exus Networks, Inc.)

           Nevada                                          91-1317131
-------------------------------                         -------------------
(State of other jurisdiction of                          (IRS Employer
 incorporation or organization)                          Identification No.)

                      150 E. 58th Street New York, NY    10155
               --------------------------------------------------
               (Address of principal executive offices)(Zip Code)
                     Issuer's Telephone Number: 212-514-6600

Check whether the issuer (1) filed all reports required to be filed by Section 13 of 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days YES [X] NO [ ]. State the number of shares outstanding of each of the issuer's classes of common equity, as the latest practicable date: There were 49,023,562 shares of the Registrant's common stock issued and outstanding as of November 10, 2003.

                                EXUS GLOBAL, INC.

                                      INDEX



Part I.  Financial Information

Item 1.  Financial Statements:

Consolidated Balance Sheet September 30, 2003

Consolidated Statements of Operations for the three and nine months ended September 30, 2003 and 2002

Consolidated Statements of Cash Flows for the nine months ended September 30, 2003 and 2002

Notes to Consolidated Financial Statements
Item 2. Management's Discussion and Analysis or Plan of Operation

Item 3.  Controls and Procedures
Part II.  Other Information

Item 1.  Legal Proceedings
Item 2.  Changes in Securities
Item 3.  Defaults upon Senior Securities
Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

Signatures

                                EXUS GLOBAL, INC
                           CONSOLIDATED BALANCE SHEET
                                     ASSETS
                               September 30, 2003

                                 Current Assets

Cash                                                    $       587
                                                        ------------
Total Current Assets                                    $       587

License Agreement                                            23,016
                                                        ------------
Total Assets                                            $    23,603
                                                        ============


                      Liabilities and Stockholders' Deficit

Current Liabilities:
 Accounts payable and accrued expenses                  $ 1,024,478
 Accrued Payroll and taxes                                  246,499
 Notes and Loans payable                                     95,751
 Common stock to be issued                                   25,000
                                                         -----------
Total Current Liabilities                                 1,391,728

Due to officer                                              242,396
Long Term Debt                                              187,500
Minority Interest                                            29,000
                                                         -----------
Total Long Term Liabilities                                 458,896
                                                         -----------
TOTAL LIABILITIES                                         1,850,624
                                                         -----------

Stockholders' Deficit:
   Series A Preferred stock, no par value
   Shares authorized 1,000,000
   Issued and outstanding 10,000                            201,054

   Common stock, par value $.001
   Shares authorized 107,142,860
   Issued and outstanding 42,291,418                        280,341

   Additional paid-in capital                             6,732,822
   Accumulated deficit                                   (9,041,238)
                                                         -----------
Total Stockholders' Deficit                              (1,827,021)
                                                         -----------
Total Liabilities and Stockholders' Deficit              $   23,603
                                                         ===========

                 See notes to consolidated financial statements

                                EXUS GLOBAL, INC
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                Three months ended       Nine months ended
                                   September 30,           September 30,
                              ----------------------  -----------------------
                                   2003       2002       2003         2002

Sales and service revenue     $    -       $ 30,092   $   -      $   289,166
Cost of sales                      -         16,492       -           86,159
                              ----------   ---------  ---------- ------------
Gross profit                       -         13,600       -          203,007

General and Admin Exp           (59,760)    263,843    110,399       843,247
Stock based Compensation        295,500      20,000    481,115       412,391
Research and Development           -           -          -          206,679
                              ----------   ---------  ---------- ------------
LOSS BEFORE OTHER INCOME
(EXPENSES)                     (235,740)   (270,243)   (591,514)  (1,259,310)
INTEREST                           -         12,826        -          70,170
OTHER INCOME (EXPENSES)            -        117,469        -         117,469
                              ----------   ---------  ---------- ------------
Net loss                      $(235,740)  $(165,600)  $(591,514) $(1,212,011)
                              ==========  ==========  ========== ============
Net loss per common share
 Basic and diluted            $  (0.01)   $   (0.00)  $   (0.02) $     (0.03)
                              ==========  ==========  ========== ============
Basic and diluted weighted
average number of common
shares                        38,832,666  46,731,869  30,792,701  44,654,846
                              ==========  ==========  ========== ============

                                EXUS GLOBAL, INC
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                         Nine months ended September 30,


                                                Nine months ended September 30,
                                                     2003            2002
                                                  ----------     ------------
Cash Flow from Operating Activities:

Net Loss                                          $(591,514)    $ (1,212,011)

Adjustments to reconcile net loss to net cash used by operating activities

Depreciation and amortization                          -             106,000
Expenses paid by issuance of stock                  481,115          443,591
Beneficial conversion feature                          -              30,000
Minority interest                                    29,000             -

Changes in operating assets and liabilities:
Accounts receivable/other                              -               8,983
Inventory                                              -             (12,536)
Prepaid expenses                                     30,000          (66,761)
Deposits                                               -              93,718
Accounts payable and accrued expenses               (17,599)         158,660
Payroll taxes payable                              (210,102)          (4,345)
Deferred Income                                        -            (111,244)
                                                  ----------     ------------
Net cash used in operating activities              (279,100)        (565,945)
                                                  ----------     ------------
Investing Activities
 Sale of property and equipment                        -              69,429
 Purchase of license agreement                      (23,016)
                                                  ----------      -----------
Net cash used in investing activities               (23,016)          69,429
                                                  ----------      -----------

Financing Activities
Borrowings from long-term debt                         -              13,103
Repayments to affiliates                               -              (5,253)
Borrowings from officer                             112,770          187,696
Issuance of common stock                            108,000            3,000
Increase in notes payable                            18,000             -
Common stock to be issued                            25,000             -
                                                  ----------      -----------
Net cash provided by financing activities           263,770          198,546
                                                  ----------      -----------
Net (decrease) in cash                              (38,346)        (297,970)

Cash, and cash equivalents, beginning of period      38,933          305,528
                                                  ----------      -----------
Cash, and cash equivalents, end of period         $     587       $    7,558
                                                  ==========      ===========

                 See notes to consolidated financial statements

                                     PART I.

ITEM 1 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO FINANCIAL STATEMENTS

1. GENERAL

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions for Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Results of operations for the three and nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ended December 31, 2003. The accompanying consolidated financial statements should be read in conjunction with the Company's annual report filed with the Securities and Exchange Commission on May 1, 2003.

2. GOING CONCERN

The accompanying financial statements have been prepared on a going-concern basis, which presumes that the Company will be able to continue to meet its obligations and realize its assets in the normal course of business.

As shown in the accompanying financial statements, the Company has a history of losses with an accumulated deficit of $9,041,238 at September 30, 2003 and, as of that date, a working capital deficiency of $1,820,869. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to ultimately attain profitable operations, generate sufficient cash flow to meet its obligations, and obtain additional financing as may be required.

3. COMMON STOCK

Issuance of Unrestricted Securities. In July 2003, the Company registered an S-8 to issue 13,571,429 shares pursuant to an Employee Stock Option Agreement.

In July, the Company issued 9,285,714 shares, to eight consultants and directors.

In August, the Company issued 1,428,571 shares to one consultant pursuant to an option at .006 per share.

On September 12, 2003 the Company effected a 7:1 stock split reverse. All per share amounts presented in the financial statements reflect the stock split for all periods presented.

In October and November the Company issued 6,732,144 shares to 3 consultants.

Issuance of Restricted Securities

In August 2003, the Company issued 535,714 restricted EXUS shares to 2 consultants for their services rendered.

In August 2003 the Company issued New Cannon Investment LLC 2,255,714 restricted shares pursuant to an anti dilution agreement dated January 12, 2003.

4. OPTIONS AND WARRANTS

As of September 30, 2003, the Company had 714,286 options outstanding and 10,065,476 options against 20,000,000 unissued options under the 2003 Employee stock Option plan of which 6,732,144 were issued in October and November.

5. LEGAL PROCEEDINGS

The Company has seven judgments against it for a total amount of $174,909. The Company is in discussions with the judgment creditors for settlement. Such amounts have been accrued in the financial statements.


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

On May 8,  2003,  E  Education  Network,  Inc was  incorporated  in the State of
Nevada, operations began in July 2003. Exus Global, Inc a 50% shareholder of 5,000,000 shares announced a dividend distribution of 1,000,000 of its shares to EXUS shareholders of record as of March 31, 2003. The dividend is to be distributed in the near future pending registration. E Education Network, Inc has plans to register the company and be trading on NASDAQ OTCBB by 1st quarter 2004.

Results of Operations

Nine months ended September 30, 2003 compared to nine months ended September 30, 2002 Sales and Service Revenue.

For the nine months ended September 30, 2002, sales and service revenue was $289,166 as compared to $0 for the nine months ended September 30, 2003. Management believes that the decline in sales is primarily attributable to the discontinuance in Inmarsat sales due to the introduction of new competing technologies, lack of sufficient capital to maintain the appropriate inventories and the termination of the RoamBuddy division since the underlying carrier, Swisscom, has announced the closing of the prepaid platform. Furthermore, the Company is in the process of changing its revenue focus from telecommunications to education. The outcome of these uncertainties cannot be assured.

Gross Profit

For the nine months ended September 30, 2002, gross profit was $203,007, 70% as a percentage of sales and service revenues, as compared to $0, for the nine months ended September 30, 2003.

General and Administrative Expenses

For the nine months ended September 30, 2002, general and administrative expenses were $ 843,247 as compared to $110,399 for the nine months ended September 30, 2003, a decrease of 87%. Management attributes the decrease in general and administrative expenses primarily to reorganization and reduction of staff.

Stock Based Compensation

For the nine months ended September 30, 2003, the Company incurred stock based compensation expenses of $481,115 attributable to the issuance of shares of common stock for services.

Liquidity and Capital Resources

The Company has funded its requirements for working capital primarily through private borrowings. As of September 30, 2003, the Company had a working capital deficit of $(1,391,141).

For the nine months ended September 30, 2003, net cash flows used in operating activities were $(279,100) which was attributable to a net loss of $(591,514) offset by non-cash compensation.

For the nine months ended September 30, 2003, net cash provided by financing activities were $263,770 which was attributable to borrowings from officer of $112,770 and notes payable of $18,000 offset by common stock receivable.

The Company anticipates a significant increase in capital expenditures provided it obtains additional financing, of which there can be no assurance. The Company's capital requirements depend on numerous factors, including market acceptance of the Company's products and services, ability to obtain additional financing, technological developments, capital expenditures and other factors. The Company had a working capital deficit of $(1,391,141) as of September 30, 2003 and has an immediate need for additional financing of at least $ 500,000 to continue operations. If the Company does not immediately receive additional financing, the Company will be required to cease operations. If the Company obtains additional financing, of which there can be no assurance, the Company may sell equity securities. The sale of additional equity or convertible debentures could result in additional dilution to the stockholders. The outcome of these uncertainties cannot be assured.

Going Concern Consideration

Our activities have been supported by working capital primarily through private borrowings and the sale of the Company's securities. As indicated in the accompanying balance sheet, at September 30, 2003 we had $587 in cash and after $(1,391,728) of current liabilities had $(1,391,141) deficit in working capital. For the nine months ended, we have had a loss from operations of $(591,514). Further, losses are continuing subsequent to September 30, 2003. We are in need of additional financing or a strategic arrangement in order to continue our planned activities for the remainder of the current fiscal year. These factors, among others, indicate that the Company may be unable to continue operations in the future as a going concern. Our plans to deal with this uncertainty include further reducing expenditures and raising additional capital or entering into a strategic arrangement with a third party. There can be no assurance that management's plans to reduce expenditures, raise capital or enter into a strategic arrangement can be realized. No adjustment has been made in the accompanying financial statements to the amounts and classification of assets and liabilities which could result should the Company be unable to continue as a going concern.

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

Item 3. CONTROLS AND PROCEDURES

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 15d-15 under the Securities Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer and principal financial officer concluded that our disclosure controls and procedures are effective in ensuring that the information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

There have been no changes in internal control over financial reporting that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date the Chief Executive Officer and principal financial officer completed their evaluation.


                                     Part II

OTHER INFORMATION

ITEM 1 LEGAL PROCEEDING

The Company has seven judgments against it for a total amount of $174,909. The Company is in discussions with the judgment creditors for settlement. Such amounts have been accrued in the financial statements

ITEM 2 CHANGES IN SECURITIES

Sale of Unrestricted Securities In July 2003, the Company filed an S-8 to register 13,571,429 shares pursuant to an Employee Stock Option Plan.

In July, the Company issued 9,285,714 shares, to eight consultants and directors.

In August, the Company issued 1,428,571 shares to one consultant pursuant to an option at .006 per share.

On September 12, 2003 the Company effected a 7:1 reverse stock split.

In October and November the Company issued 6,732,144 shares to 3 consultants.

Issuance of Restricted Securities

In July and August 2003, the Company issued 535,714 restricted EXUS shares to 2 consultants for their services rendered.

In August 2003 the Company issued New Cannon Investment LLC 2,255,714 restricted shares pursuant to an anti dilution agreement dated January 12, 2003.

ITEM 3 DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

ITEM 5 OTHER INFORMATION

The Company intends to dissolve 2 subsidiaries, Exus Networks, Inc a New York Corporation and Exus Global, Ltd a Cyprus Company. Both companies have been inactive for over 1 year. On May 12, 2003 the Company announced its intention to buy its own shares based on market and business conditions. As of November 10, 2003 the Company has not repurchased any shares.

On September 2, 2003 the Board of Directors approved a one-for-seven (1:7) reverse stock split. The record date was set as of September 4, 2003. In conjunction with the reverse stock split, the number of issued shares of common stock was decreased from 301,000,000 to 43,000,000.

As a result of the reverse stock split, and the previous name change of the company to Exus Global, Inc., the new trading symbol for the company is "EXGL". As of September 9, 2003, the company also changed its transfer agent to Manhattan Transfer Registrar Co.

ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K

The  Registrant  filed a Current  Report on form 8-K on September 17, 2003 under item 5 regarding a one -for- seven (1:7) reverse stock split. The new trading symbol for the company is "EXGL" and the change of its transfer agent to Manhattan Transfer Registrar Co.

(a) Exhibit 31.1 Certification of Chief Executive and Financial Officer

(b) Exhibit 32.1 Certification of Chief Executive and Financial Officer


SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: November 19, 2003                     Exus Global, Inc.



                                           By:/s/ Isaac Sutton
                                                 -------------
                                                  Isaac Sutton,
                                                  Chief Executive and
                                                  Financial Officer