Form 10KSB
period 2003-12-31
EXUS GLOBAL  INC
filed 2004-05-11
CIK 810270

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT
                                     OF 1934

                   For the fiscal year ended December 31, 2003

                                EXUS GLOBAL, INC
             (Exact name of Registrant as specified in its charter)

                         Commission File Number: 0-18049

         Nevada                                   91-1317131
(State of incorporation)                         (IRS Employer
                                                Identification No.)

             115 E. 57th Street, 11th Floor New York, New York 10022
               (Address of principal executive offices) (Zip Code)

                  Registrant's Telephone Number: (212) 514-6600

Securities registered under Section 12(b) of the Exchange Act: (Title of each class) (Name of each exchange on which registered) None Securities registered under Section 12(g) of the Exchange Act:

                              (Title of each class)

                          Common Stock, $.001 par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The number of shares of Common Stock held by non-affiliates of the registrant (as determined for the purpose of this Form 10-KSB only) as of May 10, 2004 was with an approximate aggregate market value of $ 109,000 (based upon the average of the bid and asked prices of such shares as of such date). The number of shares of the Common Stock of the issuer outstanding as of May 10, 2004 was 6,572,904 shares.

                                TABLE OF CONTENTS


                                      Page

GENERAL NOTE........................................................3

PART I   ...........................................................4
Item 1.  Description of Business....................................4
Item 2.  Description of Properties..................................16
Item 3.  Legal Proceedings..........................................16
Item 4.  Submission of Matters to a Vote of Security Holders........17

PARTII   ...........................................................18
Item 5.  Market for Common Equity and Related Stockholder Matters...18
Item 6.  Management's Discussion and Analysis or Plan of Operations.19
Item 7.  Financial Statements.......................................28
Item 8.  Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosure....................28
Item 8A. Controls and Procedures....................................29

PARTIII   ..........................................................30
Item 9.  Directors, Executive Officers, Promoters and Control
         Persons of the Company, Compliance with Section 16(a)
          of the Exchange Act.......................................30
Item 10. Executive Compensation.....................................34
Item 11. Security Ownership of Certain Beneficial Owners
          and Management............................................35
Item 12. Certain Relationships And Related Transactions.............37
Item 13. Exhibits, Lists, and Reports on Form 8-K...................38
Item 14. Principal Accountant Fees and Services.....................38

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

                                     PART I

Item 1. Business

Exus Global, Inc. (the "Registrant" or "Company") is a closed-end, non - diversified Investment Company under the Investment Company Act of 1940, as amended (the "Investment Company Act"). The Company is engaged in the business of investing in small to mid-sized companies in the education, communication sectors and other companies it deems appropriate. The Company's current largest portfolio investment provides delivery of distant education focused on the emerging markets of Central Asia, Eastern Europe, and Africa. A business development company is a type of Investment Company that generally must maintain 70% of its assets in new, financially troubled or otherwise qualified companies and offers significant managerial assistance to such companies. The Registrant presently has two investee companies to which it provides management assistance. Business development companies are not subject to the full extent of regulation under the Investment Company Act, as amended. (See "Regulation-Business Development Companies" below). The Registrant is primarily engaged in the business of investing in and providing managerial assistance to developing companies, which, in its opinion, have significant potential for growth. The Registrant's investment objective is to achieve long-term capital appreciation, rather than current income, on its investments. Currently, the Registrant's investment activity is limited by its working capital. There is no assurance that the Company's objective will be achieved.

The Company was incorporated on September 26, 1985 as Gemini Energy Corporation under the laws of the State of Nevada. On January 28, 1994, the Company's name was changed to Nerox Energy Corporation. On April 24, 1998 the Company's name was changed to Nerox Holding Corporation. On December 15, 1998 the Company's name was changed to E*twoMedia.com. As of August 31, 1999, the Company acquired all of the issued and outstanding shares of common stock of Free Publishing Services Limited. Operations ceased in the fourth quarter of 2000, and the Company became inactive pursuant to a share purchase agreement with Mintcanyon Business Ltd., entered into on December 29, 2000. The Company sold all its shares in Free Publishing Services Ltd. in exchange for the assumption of specified assets and liabilities. On December 19, 2000 the Company's name was changed to Exus Networks, Inc. Pursuant to an Agreement and Plan of Reorganization (the "Exchange Agreement") dated January 15, 2001 between the Company and the shareholders of Exus Networks, Inc., a New York corporation ("Exus"), Isaac H. Sutton became the majority stockholder and the sole director of the Company. Upon consummation of the Exchange Agreement, the Company acquired all of Exus' common stock and the shareholders of Exus received 20,000,000 shares of the Company's common stock. On April 10, 2003 the Company's name was changed to Exus Global, Inc. During 2003 Exus Global was in the process of a complete reorganization, changing its core business from Mobile Satellite Communication to that of a holding company. On March 9, 2004, the Company filed Form N-54 to elect to report as a business development company under the Investment Company Act of 1940. The Company's status as a business development company can only be changed by a vote of the Company's shareholders.

Investment Decisions and Policies.

The Registrant's investment decisions are made by its Management in accordance with policies approved by its Board of Directors. The Registrant is not a registered investment advisor nor does it operate pursuant to a written investment advisory agreement that must be approved periodically by stockholders. The Registrant relies solely upon its Management, particularly its Officers, on a day-to-day basis, and also on the experience of its directors in making investment decisions.

Consistent with its objective of long-term capital appreciation, the Registrant consults with its investees with respect to obtaining capital and offers managerial assistance to selected businesses that, in the opinion of the Registrant's Management, have a significant potential for growth.

In addition to acquiring investment positions in new and developing companies, the Registrant also may occasionally invest in more mature privately and publicly-held companies, some of which may be experiencing financial difficulties, but which, the Registrant believes, have potential for further development or revitalization, and which, in the long-term, could experience growth and achieve profitability.

Should its working capital position allow it to do so, the Registrant plans to take advantage of other opportunities to maintain and create independent companies with a significant potential for growth. The Registrant's priorities for the future will be to attempt to (1) maximize the value and liquidity of its present investees, (2) increase its cash flow and intermediate term value through the acquisition of securities or assets of more established companies, and (3) make new higher risk investments in new and developing companies.

The Registrant has no fixed policy as to the business or industry group in which it may invest or as to the amount or type of securities or assets that it may acquire. To date, the Registrant has made investments primarily in new and developing companies the securities of which had no established public market. Most of these companies initially were unable to obtain significant capital on reasonable terms from conventional sources. The Registrant endeavors to assist its investee companies and their management teams in devising realistic business strategies and obtaining necessary financing.

The Registrant believes that it will be most likely to succeed in its investment strategies if its investee companies have strong management teams. Generally, the Registrant focuses as much or more on finding and supporting business executives who have the ability, entrepreneurial motivation and experience required to build independent companies with a significant potential for growth, as it does on identifying, selecting and financing investment opportunities based on promising ideas, products or marketing strategies. Consistent with this belief, the Registrant's managerial assistance often is provided in ways designed to build strong, independent management rather than simply providing management services. For example, the Registrant encourages its investee companies to afford their management teams opportunities for meaningful equity participation and assists them in planning means to accomplish this result. The Registrant also assists in arranging financing, providing from time to time guaranties and occasionally providing limited financing to such investee companies in order to assist management of its investee companies to achieve their goals with limited supervision from the Registrant.

The Registrant has never paid cash dividends nor does it have any present intent to do so. The Registrant's future dividend policy is to make limited in kind distributions to its stockholders of its larger investment positions if and when its Board of Directors deems such distributions appropriate. The Registrant, to date, has declared a distribution of 1,000,000 shares of E Education Network, Inc. to shareholders of record as of March 31, 2003.

Business development is by nature a high-risk activity that often results in substantial losses. The companies, in which the Registrant invests and will invest, especially in the early stages of an investment but to some extent with established investees, often lack effective management, face operating problems and have incurred substantial losses. Potential investees include established businesses which may be experiencing severe financial or operating difficulties or may, in the opinion of their management, be managed ineffectively and yet have the potential for substantial growth or for reorganization into separate independent companies.

The Registrant will attempt to reduce the level of its investment risks through one or more of the following factors:

- carefully investigating potential investees;

- financing only what it believes to be practical business opportunities, as contrasted to research projects;

- selecting effective, entrepreneurial management for its investees;

- providing managerial assistance and support to investees in areas, where the need is apparent;

- obtaining, alone or with others, actual or working control of its investees;

- supporting the investees in obtaining necessary financing, and, where feasible, arranging major contracts, joint ventures or mergers and acquisitions; and

- where possible, maintaining sufficient capital resources to make follow-on investments where necessary, appropriate and feasible.

As a business development company, the Registrant is subject to the provisions of Sections 55 through 65 of the Investment Company Act of 1940, as amended, and certain additional provisions of that Act made applicable to business development companies by Section 59 of that Act. Under these regulations, the Registrant's investment policies are defined and subject to certain limitations. See "Regulation-Business Development Companies." Furthermore, under Section 58 of that Act, the Registrant may not withdraw its election to be so regulated without the consent of a majority of its issued and outstanding voting securities.

The Registrant has no fixed policy as to any particular business or industry group in which it may invest or as to the amount or type of securities or assets that it may acquire. The Registrant may in the future invest in assets that are not qualifying assets as defined by Section 55 of the Investment Company Act; however, no such additional assets have been identified as of March 15, 2004, and the Registrant does not intend to fall below the 70% requirement as set forth in Section 55 of that Act.

The Registrant endeavors to achieve its objectives in accordance with the following general policies:

(1) The Registrant acquires securities through negotiated private placement transactions directly from the investee company, its affiliates, or third parties, or through open market transactions.

(2) The Registrant attempts to acquire, if possible and consistent with the Registrant's capital resources, a large or controlling interest in its investees through purchases of equity securities, including warrants, options, and other rights to acquire such securities combined, if appropriate, with debt securities, including demand notes, term loans and guarantees, or debt instruments or preferred stock, convertible into, or with warrants to purchase additional equity securities.

(3) The Registrant may make additional or "follow-on" investments in its investees, when appropriate to sustain the investees or to enhance or protect the Registrant's existing investment.

(4) The Registrant will determine the length of time it will retain its investment by evaluating the facts and circumstances of each investee and the Registrant's relationship with such investee. The Registrant generally will retain its investments for a relatively long period, sometimes as long as many years, with the result that its rate of portfolio turnover is low. Investments are retained until, in the sole opinion of the Registrant, the investee company has a demonstrated record of successful operations and there is a meaningful public market for its securities which reflects the investment value the Registrant sought (or such a market can be readily established) or until the Registrant, in its sole discretion, decides that its investment is not likely to result in future long-term capital appreciation.

At the time of sale of the Registrant's portfolio securities, there may not be a market of sufficient stability to allow the Registrant to sell its entire position, potentially resulting in the Registrant not being able to sell such securities at prevailing market prices or at the prices at which the Registrant may have valued its position in the investee's securities.

Valuation-Policy Guidelines

The Registrant's Board of Directors is responsible for the valuation of the Registrant's assets in accordance with its approved guidelines. The Registrant's Board of Directors is responsible for (1) recommending overall valuation guidelines and (2) the valuation of the specific investments.

There is a range of values, which are reasonable for an investment at any particular time. Fair value is generally defined as the price at which the investment in question could change hands, assuming that both parties to the transaction are under no unusual pressure to buy or sell and both have reasonable knowledge of all the relevant facts. To increase objectivity in valuing the securities, the Registrant uses external measures of value such as public markets or significant third-party transactions whenever possible. Neither a long-term workout value nor an immediate liquidation value is used, and no increment of value is included for changes, which may take place in the future. Certain members of the Company's Board of Directors may hold minor positions in some of the Registrant's investee companies and certain members of the Board of Directors may hold officer or director positions with some of the Company's investee companies.

Valuations assume that, in the ordinary course of its business, the Registrant will eventually sell its position in the public market or may distribute its larger positions to its stockholders. Accordingly, no premiums are placed on investments to reflect the ability of the Registrant to sell block positions or control of companies, either by itself or in conjunction with other investors.

In fact, in certain circumstances, the Registrant may have to sell the securities it owns of its investees in the open market at discounts to market prices at the time of sale, due to the large position it may hold relative to the average daily trading volume.

The Registrant uses four basic methods of valuation for its investments and there are variations within each of these methods. The Registrant's Board of Directors, in its sole discretion, has determined that the Registrant's four basic valuation methods constitute fair value. As an investee evolves, its progress may sometime require changes in the Registrant's method of valuing the investee's securities. The Registrant's investment is separated into its component parts (such as debt, preferred stock, common stock or warrants), and each component is valued separately to arrive at a total value. The Company believes that a mixture of valuation methods is often essential to represent a fair value of the Registrant's investment position in any particular investee. For example, one method may be appropriate for the equity securities of a company while another method may be appropriate for the senior securities of the same company. In various instances of valuation, the Board of Directors of the Registrant may modify the valuation methods mentioned below based on the Board of Directors best judgment in any particular situation.

The Cost Method values an investment based on its original cost to the Company, adjusted for the amortization of original issue discount, accrued interest and certain capitalized expenditures of the Company. While the cost method is the simplest method of valuation, it is often the most unreliable because it is applied in the early stages of an investee's development and is often not directly tied to objective measurements. All investments are carried at cost until significant positive or adverse events subsequent to the date of the original investment warrant a change to another method. Some examples of such events are: (1) a major recapitalization; (2) a major refinancing; (3) a significant third-party transaction; (4) the development of a meaningful public market for the investee's common stock; and (5) material positive or adverse changes in the investee's business.

The Appraisal Method is used to value an investment position based upon a careful analysis of the best available outside information when there is no established public or private market in the investee company's securities and it is no longer appropriate to use the cost method. Comparisons are made using factors (such as earnings, sales or net worth) that influence the market value of similar public companies or that are used in the pricing of private transactions of comparable companies. Major discounts, usually 50%, are taken when private companies are appraised by comparing private company to similar public companies. Liquidation value may be used when an investee company is performing substantially below plan and its continuation as an operating entity is in doubt. Under the appraisal method, the differences among companies in terms of the source and type of revenues, quality of earnings, and capital structure are carefully considered.

An appraisal method value can be defined as the price at which the investment in question could change hands, assuming that both parties to the transaction are under no unusual pressure to buy or to sell, and both have reasonable knowledge of all the relevant facts. In the case of start-up companies where the entire assets may consist of only one or more of the following: (1) a marketing plan,
(2) management or (3) a pilot operation, an evaluation may be established by capitalizing the amount of the investment that could reasonably be obtained for a predetermined percentage of the ownership in the particular company. Valuations under the appraisal method are considered to be more subjective than the cost, public market or private market methods.

The Private Market Method uses third-party transactions (actual or proposed) in the investee's securities as the basis for valuation. This method is considered to be an objective measure of value since it depends upon the judgment of a sophisticated, independent investor. Actual firm offers are used as well as historical transactions, provided that any offer used was seriously considered and well documented.

The public market method is the preferred method of valuation when there is an established public market for the investee's securities, since that market provides the most objective basis for valuation. In determining whether the public market is sufficiently established for valuation purposes, the Registrant examines the trading volumes, the number of stockholders and the number of market makers. Under the public market method, as well as under the other valuation methods, the Registrant may discount investment positions that are subject to significant legal, contractual or practical restrictions. When an investee's securities are valued under the Public Market Method, Common Stock equivalents such as presently exercisable warrants or options are valued based on the difference between the exercise price and the market value, subject to management and board discretion, of the underlying common stock.

Regulation - Business Development Companies

The following is a summary description of the Investment Company Act of 1940, as amended, as applied to business development companies. This description is qualified in its entirety by reference to the full text of the Act and the rules promulgated thereunder by the Securities and Exchange Commission (the "SEC").

The Small Business Investment Incentive Act of 1980 became law on October 21, 1980. This law modified the provisions of the Investment Company Act of 1940, as amended, that are applicable to a company, such as the Registrant, which elects to be treated as a "business development company." The Registrant elected to be treated as a business development company on March 9, 2004. The Registrant may not withdraw its election without first obtaining the approval of a majority of its outstanding voting securities.

A business development company must be operated for the purpose of investing in the securities of certain present and former "eligible portfolio companies" and certain bankrupt or insolvent companies and must make available significant managerial assistance to its investee companies. An eligible portfolio company generally is a United States company that is not an investment company (except for wholly-owned SBIC's licensed by the Small Business Administration) and (1) does not have a class of securities included in the Federal Reserve Board's over-the-counter margin list, (2) is actively controlled by the business development company and has an affiliate of the business development company on its board of directors, or (3) meets such other criteria as may be established by the SEC. Control, under the Investment Company Act of 1940, as amended, is presumed to exist where the business development company, and its affiliates or related parties, own 25% or more of the issued and outstanding voting securities of the investee.

The Investment Company Act of 1940, as amended, prohibits or restricts the Registrant from investing in certain types of companies, such as brokerage firms, insurance companies, investment banking firms and investment companies. Moreover, the Investment Company Act of 1940, as amended, limits the type of assets that the Registrant may acquire to "qualifying assets" and certain assets necessary for its operations (such as office furniture, equipment and facilities) if, at the time of the acquisition, less than 70% of the value of the Registrant's assets consists of qualifying assets. The effect of this regulation is to require that at least 70% of a business development company's assets be maintained in qualifying assets. Qualifying assets include: (1) securities of companies that were eligible portfolio companies at the time the Registrant acquired their securities; (2) securities of bankrupt or insolvent companies that are not otherwise eligible portfolio companies; (3) securities acquired as follow-on investments in companies that were eligible at the time of the Registrant's initial acquisition of their securities but are no longer eligible, provided that the Registrant has maintained a substantial portion of its initial investment in those companies; (4) securities received in exchange for or distributed on or with respect to any of the foregoing; and (5) cash items, government securities and high-quality, short-term debt. The Investment Company Act of 1940, as amended, also places restrictions on the nature of the transactions in which, and the persons from whom, securities can be purchased in order for the securities to be considered to be qualifying assets. The Registrant believes as of March 15, 2004, that more than 90% of its assets would be considered qualifying assets.

The Registrant is permitted by the Investment Company Act of 1940, as amended, under specified conditions, to issue multiple classes of senior debt and preferred stock, if its asset coverage, as defined in the Investment Company Act of 1940, as amended, is at least 200% after the issuance of the debt or the preferred stock. The Registrant currently has no policy regarding issuing of multiple classes of senior debt.

The Registrant may issue, in limited amounts, warrants, options and rights to purchase its securities to its directors, officers and employees (and provide loans to such persons for the exercise thereof) in connection with an executive compensation plan, if certain conditions are met. These conditions include the authorization of such issuance by a majority of the Registrant's voting securities (as defined below) and the approval by a majority of the independent members of the Board of Directors and by a majority of the Directors who have no financial interest in the transaction. The issuance of options, warrants or rights to Directors who are not also Officers requires the prior approval of the SEC.

As defined in the Investment Company Act of 1940, as amended, the term "majority of the Registrant's issued and outstanding voting securities" means the vote of
(a) 67% or more of the Registrant's issued and outstanding common stock present at a meeting, if the holders of more than 50% of the issued and outstanding common stock are present or represented by proxy, or (b) more than 50% of the Registrant's outstanding common stock, whichever is less.

The Registrant may sell its securities at a price that is below the prevailing net asset value per share only upon the approval of the policy by the holders of a majority of its issued and outstanding voting securities, including a majority of the voting securities held by non-affiliated persons, at its last Annual Meeting or within one year prior to the transaction. In addition, the Registrant may repurchase its Common Stock, subject to the restrictions of the Investment Company Act of 1940, as amended.

In accordance with the Investment Company Act of 1940, as amended, a majority of the members of the Registrant's Board of Directors must not be "interested persons" of the Registrant, as that term is defined in the Investment Company Act of 1940, as amended. Generally, "interested persons" of the Registrant include all affiliated persons of the Registrant and members of their immediate families, any "interested person" of an underwriter or of an "investment advisor" to the Registrant, any person who has acted as legal counsel to the Registrant within the last two fiscal years, or any broker or dealer, or affiliate or a broker or dealer.

Most of the transactions involving the Registrant and its affiliates (as well as affiliates of those affiliates) which were prohibited without the prior approval of the SEC under the Investment Company Act of 1940, as amended, prior to its amendment by the Small Business Investment Incentive Act now require the prior approval of a majority of the Registrant's independent Directors and a majority of the Directors having no financial interest in the transactions. The effect of this Amendment is that the Registrant may engage in certain affiliated transactions that would be prohibited, absent prior SEC approval in the case of investment companies, which are not business development companies. However, transactions involving certain closely affiliated persons of the Registrant, including its Directors, Officers and employees, still require the prior approval of the SEC. In general, "affiliated persons" of a person include:
(a) any person who owns, controls or holds with power to vote, more than five percent of the Registrant's issued and outstanding Common Stock, (b) any Director, Executive Officer or General Partner of that person, (c) any person who directly or indirectly controls, is controlled by, or is under common control with that person, and (d) any person five percent or more of whose outstanding voting securities are directly or indirectly owned, controlled or held with power to vote, by such other person. Such persons generally must obtain the prior approval of a majority of the Registrant's independent directors and, in some situations, the prior approval of the SEC, before engaging in certain transactions involving the Registrant or any company controlled by the Registrant. In accordance with the Investment Company Act of 1940, as amended, a majority of the members of the Registrant's Board of Directors are not interested persons as defined in the Act of 1940, as amended. The Investment Company Act generally does not restrict transactions between the Registrant and its investee companies.

Finally, notwithstanding restrictions imposed under Federal Securities Laws, it is anticipated that the Registrant will acquire securities of investee companies pursuant to stock purchase agreements or other agreements that may further limit the Registrant's ability to distribute, sell or transfer such securities. And as a practical matter, even if such transfers are legally or contractually permissible, there may be no market, or a very limited market, for such securities. Economic conditions may also make the price and terms of a sale or transfer transactions unattractive.

Other Securities Law Considerations

In addition to the above-described provisions of the Investment Company Act of 1940, as amended, there are a number of other provisions of the Federal Securities Laws that affect the Registrant's operations. For example, restrictions imposed by the Federal Securities Laws, in addition to possible contractual provisions, may adversely affect the ability of the Registrant to sell or otherwise to distribute or dispose of its portfolio securities.

Most if not all securities which the Registrant acquires as venture capital investments will be "restricted securities" within the meaning of the Securities Act of 1933 ("Securities Act") and will not be permitted to be resold without compliance with the Securities Act of 1933, as amended. Thus, the Registrant will not be permitted to resell portfolio securities unless a registration statement has been declared effective by the SEC with respect to such securities or the Registrant is able to rely on an available exemption from such registration requirements. In most cases the Registrant will endeavor to obtain from its investee companies "registration rights," pursuant to which the Registrant will be able to demand that an investee company register the securities owned by the Registrant at the expense of the investee company. Even if the investee company bears this expense, however, the registration of any securities owned by the Registrant is likely to be a time- consuming process, and the Registrant always bears the risk, because of these delays, that it will be unable to resell such securities, or that it will not be able to obtain an attractive price for such securities.

At times the Registrant will not register portfolio securities for sale but will seek to sell and sometimes seek an exemption from registration. The most likely exemption available to the Registrant is section 4(1) of the Securities Act of 1933, as amended, which, in effect, exempts sales of securities not involving a public distribution of the securities. This exemption will likely be available to permit a private sale of portfolio securities and in some cases a public sale, if the provisions of Rule 144 under the Securities Act of 1933, as amended, are complied with. Among other things, Rule 144 generally requires that securities be sold in "broker transactions," and imposes a one- year holding period prior to any resale of restricted securities.

The Registrant may elect to distribute in-kind securities of investee companies to its stockholders. Prior to any such distribution, the Registrant expects that it will need to file, or cause the issuers of such distributed securities, to file, a registration statement or, in the alternative, an information statement, which when declared effective by the SEC, will permit the distribution of such securities and also permit distributee stockholders of the Registrant to sell such distributed securities.

Federal Income Tax Matters

For federal and state income tax purposes, the Registrant is taxed at regular corporate rates on ordinary income and realized gain. It is not entitled to the special tax treatment available to more regulated investment companies, although the Registrant plans to conduct its affairs, if possible, to minimize or eliminate federal and state income taxes. Distributions of cash or property by the Registrant to its stockholders will be taxable as ordinary income only to the extent that the Registrant has current or accumulated earnings and profits.

The "alternative tax" rate at which corporations are taxed on long-term capital gains is up to 35% pursuant to the Tax Reform Act of 1986 (the "Tax Reform Act"). A corporation generally may offset capital loss only against capital gain. Generally, if the Registrant realizes a net capital loss for any taxable year, it can carry back such net capital loss only against capital gain. Such a net capital loss for any taxable year can generally be carried back to each of the three preceding taxable years, and then any unused portion thereof may be carried over into the subsequent taxable years for a period of five years.

Future Distributions

The Registrant does not currently intend to pay cash dividends. The Registrant's current dividend policy is to make in-kind distributions of its larger investment positions to its stockholders when the Registrant's Board of Directors deems such distributions appropriate. Because the Registrant does not intend to make cash distributions, stockholders would need to sell securities distributed in-kind, when and if distributed, in order to realize a return on their investment.

An in-kind distribution will be made only when, in the judgment of the Registrant's Board of Directors, it is in the best interest of the Registrant's stockholders to do so. The Board of Directors will review, among other things, the investment quality and marketability of the securities considered for distribution; the impact of a distribution of the investee's securities on the investee's customers, joint venture associates, other investors, financial institutions and management; tax consequences and the market effects of an initial or broader distribution of such securities. Securities of the Registrant's larger investment positions in more mature investee companies with established public markets are most likely to be considered for distribution. It is possible that the Registrant may make an in-kind distribution of securities that are substantially liquid irrespective of the distributee's stockholder rights to sell such securities. Any such in-kind distribution would require stockholder approval only if the distribution represents substantially all of the Registrant's assets. It is possible that the Registrant may make an in-kind distribution of securities that have appreciated or depreciated from the time of purchase depending upon the particular distribution. The Registrant has not established a policy as to the frequency or size of distributions and indeed there can be no assurance that any distributions will be made. To date, a distribution of 1,000,000 shares of E Education Network, Inc has been declared on March 31, 2003.

Managerial Assistance

The Registrant believes that providing managerial assistance to its investees is critical to its business development activities. "Making available significant managerial assistance" as defined in the Investment Company Act of 1940, as amended, with respect to a business development company such as the Registrant means (a) any arrangement whereby a business development company, through its directors, officers, employees or general partners, offers to provide, and, if accepted, does so provide, significant guidance and counsel concerning the management, operations, or business objectives and policies of a portfolio company; or (b) the exercise by a business development company of a controlling influence over the management or policies of a portfolio company by the business development company acting individually or as a part of a group acting together which controls such portfolio company. The Registrant is required by the Investment Company Act of 1940, as amended, to make significant managerial assistance available at least with respect to investee companies that the Registrant treated as qualifying assets for purposes of the 70% test. The nature, timing and amount of managerial assistance provided by the Registrant varies depending upon the particular requirements of each investee company.

The Registrant may be involved with its investees in recruiting management, product planning, marketing and advertising and the development of financial plans, operating strategies and corporate goals. In this connection, the Registrant may assist clients in developing and utilizing accounting procedures to record efficiently and accurately, transactions in books of account which will facilitate asset and cost control and the ready determination of results of operations. The Registrant may also seek capital for its investees from other potential investors and occasionally subordinates its own investment to those of other investors. Where possible, the Registrant may introduce its investees to potential suppliers, customers and joint venture partners and assists its investees in establishing relationships with commercial and investment bankers and other professionals, including management consultants, recruiters, legal counsel and independent accountants. The Registrant also assists with joint ventures, acquisitions and mergers.

In connection with its managerial assistance, the Registrant may be represented by one or more of its Officers or Directors who are members of the Board of Directors of an investee. As an investment matures and the investee develops management depth and experience, the Registrant's role will become progressively less active. However, when the Registrant owns or, on a pro forma basis, could acquire a substantial proportion of a more mature investee company's equity, the Registrant remains active in, and will frequently be involved in, the planning of major transactions by the investee. The Registrant's goal is to assist each investee company in establishing its own independent and effective board of directors and management. Currently, the Registrant provides managerial assistance to E Education Network, Inc. and AGI Partners, Ltd. The Registrant also provides managerial assistance to MaxPlanet Corp., a Delaware corporation which is an affiliate of AGI. This assistance includes, but is not limited to, formulating and effectuating their business plan, acting as the corporate secretary and preparing SEC filings.

Competition

The Registrant is subject to substantial competition from business development companies, venture capital firms, new product development companies, marketing companies and diversified manufacturers, most of whom are larger than the Registrant and have significantly larger net worth, financial and personnel resources than does Registrant. In addition, the Registrant competes with companies and individuals engaged in the business of providing management consulting services.

During 2003 the Registrant continued to restructure its debt, negotiate with creditors and developed its business plan to become a business development corporation. The Registrant had no operations and no revenues. Overhead was kept to a minimum and was funded by the issuance of stock in private transactions.

Employees

As of March 15, 2004 the Registrant had one full-time employee.

Item 2. Properties

The Registrant subleases office space in New York City. The Registrant occupies an office and shares a common area. The Registrant believes that the lease rate paid for this space of $200 per month represents current market rates. The lease is on a month-to-month basis.

Item 3. Legal Proceedings

The Company has six judgments against it for a total amount of $127,518. The Company is in discussions with the judgment creditors for settlement. Such amounts have been accrued in the financial statements. In addition Exus is involved in litigation with a lender of $50,000 which Exus has obtained legal advice that the loan is cancelable due to the fact that the loan was made in violation of New York usury laws. The Company knows of no material legal proceedings pending or threatened, or judgments entered against any of its Directors or Officers in their capacity as such.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the quarter ended December 31, 2003.

An Information Statement was mailed in February 2004 to notify the stockholders that on January 26, 2004, the Company received written consent (the "Written Consent") from certain principal stockholders of the Company holding 12,108,572 of Common Shares and the holder of 10,000 Preferred Shares, which has voting rights of 500,000,000 shares of Common Stock, together representing 91% of the total voting issued and outstanding Common Stock adopting the following resolutions:

1. to effect a one-for-fifteen reverse stock split of the Company's common stock (the "Common Stock" ) by reducing the number of issued and outstanding shares of Common Stock from 65,093,562 to approximately 4,339,571 shares ( the "Reverse Split");

2. to amend the Company's Articles of Incorporation to (i) authorize up to 20,000,000 shares of undesignated Preferred Stock ("Preferred Stock") which would allow the Board of Directors of the Company to issue, without further shareholder action, one or more series of Preferred Stock, and (ii) authorize up to 900,000,000 shares of Common Stock ("Common Stock") and (iii) authorize the Board to effect a reverse split of the Company's Common Stock without having to correspondingly reduce the number of authorized shares of Common Stock;

3. to adopt the Company's 2004 Stock Option Plan which provides for the issuance of options to purchase up to 25,000,000 shares of Common Stock;

4. to approve the Company's sale of common stock at prices below net asset value per share; and

5. to transact such other business as may properly come before the special meeting and any adjournment or postponement thereof.

On March 1, 2004, an amendment to the Company's Articles of Incorporation was filed with the Secretary of State of the State of Nevada amending the Company's Articles as described above.

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters

The common stock is listed on the OTC Bulletin Board under the symbol "EXGO." Following is the range of high and low sales prices on the OTC Bulletin Board for the common stock for the periods indicated. This chart was based on information received from the OTC Bulletin Board. The chart reflects a 1:7 reverse split effected in September 2003 and a 1:15 reverse split effected in March 2004.


                                              High     Low

                                             -------  ------
Calendar Year 2002
   First Quarter  ................            $27.30   $7.35
   Second Quarter ................            $13.65   $3.15
   Third Quarter  ................            $4.20    $1.05
   Fourth Quarter ................            $8.40    $1.05

Calendar Year 2003
   First Quarter  ................            $2.10    $1.05
   Second Quarter ...............             $2.10    $1.05
   Third Quarter  ................            $2.10    $1.05
   Fourth Quarter  .............              $1.35    $0.15



Holders

At the date of this filing, there are approximately 850 shareholders of the Company's common stock.

Dividends

The Company has paid no cash dividends on its common stock and for the foreseeable future has no plans to pay cash dividends. In March 2003 the Company declared a stock dividend distribution of 1,000,000 shares of E Education Network, Inc.

Sale of Unregistered Securities

The following common stock issuances by the Company have all been retroactively restated to account for the 1:7 reverse split of the Company's common stock effective September 12, 2003 and a 1:15 reverse split of the Company's common stock effective March 4, 2004:

In December 2003 the Company issued New Cannan Investment 83,000 restricted shares pursuant to an anti dilution agreement entered into in December 2002. These shares were issued in a private placement pursuant to Section 4(2) of the Securities Act of 1933, as amended.

In December 2003, the Company paid 6,667 shares of restricted common stock to acquire rights to the domain name www.elessons.com. These shares were issued in a private placement pursuant to Section 4(2) of the Securities Act of 1933, as amended.

In December 2003, the Company issued a total of 100,000 shares of restricted common stock to Lenoard Vernovsky, a consultant, for services previously rendered. These shares were issued in a private placement pursuant to Section 4(2) of the Securities Act of 1933, as amended.

On January 15, 2004, the Board of Directors approved a new series of preferred stock, Series B Preferred, which consists of 10 million shares. The Series B Preferred Stock does not earn interest, is not entitled to receive dividends and does not have voting privileges. The Series B is convertible into shares of common stock on a one for one (1:1) basis at the election of the holder, or, in the event of liquidation of the Company, it converts automatically. The majority of the holders of the Series B Preferred, while not voting stock, are entitled to name a majority of directors to the Board of Directors. On January 15, 2004, the Board of Directors approved the issuance of 2,000,000 shares of Series B preferred shares to various consultants in exchange for services rendered previously. On March 1, 2004, the Board of Directors approved the issuance of 8,000,000 shares of Series B preferred stock to Unified Networks, Ltd., an entity controlled by the Company's sole officer and a director, in exchange for all of the outstanding Series A Preferred Stock which had "super voting" rights equivalent to 500,000,000 shares of common stock.

Sale of Unrestricted Securities

In July 2003, the Company registered an S-8 to issue 95,000,000 shares pursuant to an Employee Stock Option Plan. As of December 31, 2003, all the shares pursuant to the Stock Option Plan were issued to consultants and directors of the Company.

Item 6. Management's Discussion and Analysis or Plan of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Company's financial statements and the notes thereto.

Overview

Exus Global, Inc. (the "Company") is a business development company engaged in the business of investing in small to mid-sized companies primarily in the education and communications sectors and other companies it deems appropriate. The Company also provides managerial assistance to developing companies, its primary, operating portfolio investment, E Education Network, provides on line education (e-learning). The second portfolio investment, AGI Partners, Ltd., was acquired in January 2004, and is a consulting company offering corporate services including capital raising, SEC compliance, and administrative assistance.

E Education Network, Inc.

E Education Network provides high-quality distant learning internationally, with a special focus on emerging markets and Eastern Europe. E Education Network
(EEN) intends to provide strategic learning solutions that help enterprises and individuals achieve tangible educational results. This is expected to be accomplished by delivering a wide breadth and depth of content-centered learning solutions with a keen focus on high quality instructional design and learner engagement.

The content and courses of EEN (library is intended to contain over 300,000 learning objects) will be licensed from various leading educational content providers. Currently, EEN has signed agreements with three such providers, and anticipates signing with additional providers in the near future. Among the courses to be provided, 44 Industry certifications and various accreditations can be earned. The content of EEN is intended to be accessed through a web site (available in several languages) dedicated to the service. Students of EEN will access the web site through the use of a prepaid smart card. Schools, employers, and government agencies will distribute the smart card. Each smart card will contain credits that can be redeemed online for the courses desired by the student. Courses range many fields and skills, and examples include courses in language study, vocational training, as well as Continuing Medical Education
(CME) for doctors and other health care providers. Because of EEN's plan for an ever-growing learning database, learning provider partnerships and active services for online learners, the service will be able to grow rapidly.

EEN targets universities, governments and multinationals that will purchase pre-paid Smart EducationCards(TM) in bulk and provide the card to students either free or subsidized. Each Smart EducationCard(TM) allows access for ten credits of courseware. Individual courses require 1 or more credits. Hundreds of courses and informational videos are offered from leading providers. Additional content partners will be added shortly. The Smart EducationCards(TM) enable EEN to sell education to 3rd parties while being able to monitor the use and success for the sponsors through its database. Each card would require the user to register and EEN database would monitor their progress and be able to certify students as required.

The delivery of this digital content is delivered through it's Shared Satellite Network Division and in country ENIC's (Education Network Internet Centers) would provide access to local population among other E Education customers. EEN believes that its primary advantage is its ability to offer end to end service via its planned satellite network, where the user has access to these services anywhere, so long as the user is in the "footprint" of the satellite system. The satellite system can be global in nature or include several continents. E Education Network is operating in or is in negotiations with partners in various emerging market countries such as Uzbekistan, Ukraine, Poland, Kazakhstan, and Cyprus, and has formed subsidiaries to operate in each of these countries. Its targeted customers include international universities, government agencies, relief organizations, and multi-national companies.

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

The shared satellite network that EEN is in the process of assembling is intended to be a low-cost alternative to purchasing dedicated satellite connectivity, allowing EEN's potential customers to utilize broadband satellite connectivity on an on-demand basis, as compared to a flat rate for a dedicated connection. EEN anticipates that the network will offer affordable, high speed broadband connectivity to regions in Africa, Central Asia and the CIS countries which do not have internet access or have only dial-up internet access.

Education Network Internet Centers "ENIC"

EEN hopes to be able to create and license ENICs in emerging markets. Each center is expected to cost approximately $300,000. The cost of these centers may be covered through sponsorships and licenses. Each center will target 2-3 sponsors, each with an average contribution of $100,000. In exchange for their sponsorship, sponsors will have access to in-center promotional and advertising opportunities, including advertising on each workstation. Sponsors will be selected from local and multi-national companies conducting business in the region. There is no assurance that EEN will be successful in securing sponsors.

EEN also intends to establish partnerships to sponsor ENICs with leading pharmaceutical companies, medical equipment manufacturers, and other international companies in the health industry. EEN intends to offer these corporate partners the opportunity to educate a highly-targeted audience of doctors, nurses, medical technicians, and other medical professionals about the availability and benefits of healthcare products and services. Varying levels of corporate sponsorships are intended to be available, based on the number of CME participants in a given program, the number of patients to which those participants are exposed, and the buying capacity of consumers in the targeted country.

Business Strategy

E Education Network's business strategy includes further developing its Shared Satellite Network, E Education Network, and ENIC programs. EEN believes that when the first customers are online, sales growth would be rapid, increasing profitability and expanding its geographic presence in a short period. EEN is in the process of identifying and evaluating foreign partnership candidates consistent with its rollout and funding strategy in the emerging markets.

Expanding Our International Presence

E Education Network intends to focus its plans for expansion on the emerging market countries of the world, especially those of Central Asia, Eastern Europe, the Commonwealth of Independent States and Africa. E Education Network hopes to create and license ENICs in 30 emerging markets by the end of the calendar year 2005.

AGI Partners, Ltd.

AGI is a consulting company offering services in various fields including marketing, corporate finance, investment banking, corporate and SEC laws and regulations which provides the following services:

     Corporate Secretary & Daily Administration

     AGI Partners serves as Corporate Secretary and handles day-to-day tasks, such as bank reconciliation's, paying bills, etc. This service is typically provided to start up companies desiring to concentrate on growing their business and not being tied down with other day-to-day activities.

     Feasibility Studies

     When evaluating potential expansion plans, AGI Partners works with management to provide a company market analysis. The evaluation considers the city or country to expand into or which consumer market deserves the company's attention. If the company requires market research, AGI works with one of the worlds' leading market research firms to draft questionnaires, conduct interviews, and present the results with opinions and conclusions.

     SEC Filing

     AGI Partners concentrates on companies planning to trade on the Pinks Sheets/OTC. The focus is in the preparation of registration statements, secondary offerings and Securities Exchange Act reporting obligations. Experiences include meeting with executive management teams and equity investors, assisting companies regarding capital structure, drafting of private placement offering documents, reviewing venture capital investment offers and assisting companies with listing requirements.

     Business Plan Preparation

     After an extensive interview with management, AGI Partners personnel work with clients to create a business plan that details the goals, plans, projections, and ideas of management. Not only will it give an internal reference to keep everyone on the same page, but it will also serve to show investors and financing institutions where management feels the company will be in 1, 3, 5 or 10 years.

INVESTMENT STRATEGY

Exus Global, Inc. intends to make long-term debt and equity investments in companies with perceived growth potential primarily in the education, training and communications sectors. The Investment Committee has adopted a charter wherein these two criteria are weighed against other criteria including strategic fit, investment amount, management ability, etc. In principle, the Company will prefer to make investments in companies where it can acquire at least a majority ownership interest in the outstanding capital of the portfolio company.

Results of Operations

Year ended December 31, 2003 compared to year ended December 31, 2002

Sales and Service Revenue

For the year ended December 31, 2002, sales and service revenue was $421,014 as compared to $0 for the year ended December 31, 2003, a decrease of 100%.
The sales decline is primarily attributable to the Company's reorganization and new business direction.


General and Administrative Expenses

For the year ended December 31, 2002, general and administrative expenses were $999,471 as compared to $413,470 for the year ended December 31, 2003, a decrease of 59%. Management attributes the decrease in general and administrative expenses primarily to a conscious effort to reduce costs and the change in the Company's business plan.

Stock Based Compensation

For the year ended December 31, 2003, the Company incurred stock based compensation expenses of $1,115,535 as compared to $1,142,258 in the prior year, attributable to the issuance of shares of common stock and options for services.

Other Income (Expenses)

For the year ended December 31, 2002, the Company incurred other income of $194,464 as compared to other income of $643,420 for the year ended December 31, 2003. Management attributes the increase in income primarily to gains from extinguishment of debt.

Liquidity and Capital Resources

The Company has funded its requirements for working capital primarily through the sale of the Company's products and services, private borrowings and the sale of the Company's securities. As of December 31, 2003, the Company had a working capital deficit of $1,440,862.

At December 31, 2002, the Company owed approximately $201,000 to Unified Networks, Ltd., a Cyprus company controlled by Isaac H. Sutton, the Company's Chief Executive Officer, a director and principal stockholder. This debt was converted to preferred shares. Each Series A Preferred Share will be convertible into twenty (20) shares of Common Stock, subject to customary anti-dilution provisions. The Series A Preferred Shares will have the right to vote with the common shares at a rate of 50,000 shares for each Series A Preferred Share. On March 3, 2004 Unified Networks, Ltd converted their 10,000 shares of Series A Preferred to 8,000,000 shares of Series B Preferred. The Series B is convertible into shares of common stock on a one for one (1:1) basis at the election of the holder, or, in the event of liquidation of the Company, it converts automatically. The majority of the holders of the Series B Preferred, while not voting stock, are entitled to name a majority of directors to the Board of Directors. At December 31, 2002 and 2003, the Company owed Mr. Sutton the sum of $249,258 and $323,339, respectively.

In the fourth quarter of 2003, the Company sold an aggregate of 615,477 shares of common stock resulting in net proceeds of $190,500.

At December 31, 2003, the Company owed $245,523 to former employees.

In December 2002, the Company extended a note of $187,500 from the original borrowed sum of $500,000 pursuant to a secured promissory note. The note bears interest at the rate of 8% per annum and is secured by all of the Company's assets. The note is due in December 2004.

For the year ended December 31, 2003, net cash flows used in operating activities was $528,451 which was attributable to a net loss in the amount of $885,585, gain on forgiveness of debt of $663,420, a decrease in accounts payable and accrued expenses of $111,531, stock issued for services of $909,653, issuance of stock options at $205,882 an increase in other assets of $13,350 and decreases in prepaid expenses $30,000.

For the year ended December 31, 2003, net cash provided by financing activities was $490,330 which was attributable to proceeds from notes payable of $245,949, loans from officer of $73,881, and proceeds from the issuance of common stock of $170,500.

The Company anticipates a significant increase in capital expenditures subject to obtaining additional financing, of which there can be no assurance. The Company's capital requirements depends on numerous factors, including market acceptance of the Company's investment ability to obtain additional financing, technological developments, capital expenditures and other factors. The Company had a working capital deficit of $1,440,862 as of December 31, 2003 and has an immediate need for additional financingto continue operations. If the Company does not immediately receive additional financing, the Company will be required to cease operations. If the Company obtains additional financing of which there can be no assurance, the Company may sell its equity securities. The sale of additional equity or convertible debt securities could result in additional dilution to stockholders. There can be no assurance that financing will be available in the required amounts or on terms acceptable to the Company, if at all.

Going Concern Consideration

Our activities have been supported by working capital primarily through the Company's private borrowings and the sale of the Company's securities. As indicated in the accompanying balance sheet, at December 31, 2003, we had $812 in cash and after $1,441,674 of current liabilities had a $1,440,862 deficit in working capital. For the year ended, we have had a loss from operations of $885,585. Further, losses are continuing subsequent to December 31, 2003. We are in need of additional financing or a strategic arrangement in order to continue our planned activities for the remainder of the current fiscal year. These factors, among others, indicate that the Company may be unable to continue operations in the future as a going concern. Our plans to deal with this uncertainty include further reducing expenditures and raising additional capital or entering into a strategic arrangement with a third party. There can be no assurance that management's plans to reduce expenditures, raise capital or enter into a strategic arrangement can be realized. No adjustment has been made in the accompanying financial statements to the amounts and classification of assets and liabilities which could result should the Company be unable to continue as a going concern.

                                  RISK FACTORS

We are subject to various risks that may materially harm our business, financial condition and results of operations. You should carefully consider the risks and uncertainties described below and the other information in this filing before deciding to purchase our common stock. If any of these risks or uncertainties actually occurs, our business, financial condition or operating results could be materially harmed. In that case, the trading price of our common stock could decline and you could lose all or part of your investment.

                          RISKS RELATED TO OUR BUSINESS

We Have Historically Lost Money and Losses May Continue in the Future

We have historically lost money. The loss for 2003 was approximately $885,000 and future losses are likely to occur. Accordingly, we may experience significant liquidity and cash flow problems if we are not able to raise additional capital as needed and on acceptable terms. No assurances can be given that we will be successful in reaching or maintaining profitable operations.

We Will Need to Raise Additional Capital to Finance Operations

Our operations have relied almost entirely on external financing to fund our operations. Such financing has historically come from a combination of borrowings and from the sale of common stock and assets to third parties. We will need to raise additional capital to fund our anticipated operating expenses and future expansion. Among other things, external financing will be required to cover our operating costs. We cannot assure you that financing whether from external sources or related parties will be available if needed or on favorable terms. The sale of our common stock to raise capital may cause dilution to our existing shareholders. Our inability to obtain adequate financing will result in the need to curtail business operations. Any of these events would be materially harmful to our business and may result in a lower stock price.

There is Substantial Doubt About Our Ability to Continue as a Going Concern Due to Recurring Losses and Working Capital Shortages, Which Means that We May Not Be Able to Continue Operations Unless We Obtain Additional Funding

The report of our independent accountants on our December 31, 2003 financial statements included an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern due to recurring losses and working capital shortages. Our ability to continue as a going concern will be determined by our ability to obtain additional funding.

Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our Common Stock May Be Affected By Limited Trading Volume and May Fluctuate Significantly

There has been a limited public market for our common stock and there can be no assurance that an active trading market for our common stock will develop. As a result, this could adversely affect our shareholders' ability to sell our common stock in short time periods, or possibly at all. Our common stock has experienced, and is likely to experience in the future, significant price and volume fluctuations that could adversely affect the market price of our common stock without regard to our operating performance. In addition, we believe that factors such as quarterly fluctuations in our financial results and changes in the overall economy or the condition of the financial markets could cause the price of our common stock to fluctuate substantially. Substantial fluctuations in our stock price could significantly reduce the price of our stock.

Our Common Stock is Traded on the "Over-the-Counter Bulletin Board," Which May Make it More Difficult For Investors to Resell Their Shares Due to Suitability Requirements

Our common stock is currently traded on the Over the Counter Bulletin Board (OTCBB) where we expect it to remain for the foreseeable future. Broker-dealers often decline to trade in OTCBB stocks given that the market for such securities is often limited, the stocks are more volatile, and the risks to investors are greater. These factors may reduce the potential market for our common stock by reducing the number of potential investors. This may make it more difficult for investors in our common stock to sell shares to third parties or to otherwise dispose of them. This could cause our stock price to decline.

We Could Fail to Retain or Attract Key Personnel

Our future success depends, in significant part, on the continued services of Isaac Sutton, our Chief Executive Officer. We cannot assure you that we would be able to find an appropriate replacement for key personnel. Any loss or interruption of our key personnel's services could adversely affect our ability to develop our business plan. We have an employment agreement with Mr. Sutton that runs through 2007.

Nevada Law and Our Charter May Inhibit a Takeover of Our Company That Stockholders May Consider Favorable

Provisions of Nevada law, such as its business combination statute, may have the effect of delaying, deferring or preventing a change in control of our company. As a result, these provisions could limit the price some investors might be willing to pay in the future for shares of our common stock.

Our Officers and Directors Have the Ability to Exercise Significant Influence Over Matters Submitted for Stockholder Approval and Their Interests May Differ From Other Stockholders

An entity controlled by one of our executive officers and directors has the ability to appoint a majority to the Board of Directors. Accordingly, our directors and executive officers, whether acting alone or together, may have significant influence in determining the outcome of any corporate transaction or other matter submitted to our Board for approval, including issuing common and preferred stock, and appointing officers, which could have a material impact on mergers, acquisitions, consolidations and the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. The interests of these board members may differ from the interests of the other stockholders.

                       RISKS RELATED TO OUR OPERATION AS A
                          BUSINESS DEVELOPMENT COMPANY

We May Change Our Investment Policies Without Further Shareholder Approval

Although we are limited by the Investment Company Act of 1940 with respect to the percentage of our assets that must be invested in qualified investment companies, we are not limited with respect to the minimum standard that any investment company must meet, nor the industries in which those investment companies must operate. We may make investments without shareholder approval and such investments may deviate significantly from our historic operations. Any change in our investment policy or selection of investments could adversely affect our stock price, liquidity, and the ability of our shareholders to sell their stock.

Our Investments May Not Generate Sufficient Income to Cover Our Operations

We intend to make investments into qualified companies that will provide the greatest overall return on our investment. However, certain of those investments may fail, in which case we will not receive any return on our investment. In addition, our investments may not generate income, either in the immediate future, or at all. As a result, we may have to sell additional stock, or borrow money, to cover our operating expenses. The effect of such actions could cause our stock price to decline or, if we are not successful in raising additional capital, we could cease to continue as a going concern.

Item 7. Financial Statements

The response to this is enclosed in a separate section of this report, see page F-1.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 8A. Controls and Procedures.

Disclosure Controls and Procedures. The Company'sprincipal executive officer and principal financial officer, is responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the Company and has:

     - designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under their supervision, to ensure that material information relating to the issuer, is made known to them by others within those entities, particularly during the period in which the periodic reports are being prepared;

     - designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under their supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

     - evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the fiscal year (the "Evaluation Date").

     Based on his evaluation as of the Evaluation Date, his conclusion about the effectiveness of the disclosure controls and procedures were that nothing indicated:

           - any significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data;

           - any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; or

           - any material weaknesses in internal controls that have been or should be identified for the Company's auditors and disclosed to the Company's auditors and the audit committee of the board of directors (or persons fulfilling the equivalent function).

      In addition, the Company's disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

      Internal Control Over Financial Reporting.

There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) during the Company's fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.


                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons of the Company, Compliance with Section 16(a) of the Exchange Act

The following table sets forth information concerning our directors and executive officers:
Name                                Age           Position

Isaac H. Sutton                     50           Chief Executive and
                                                 Financial Officer,
                                                 Secretary and Director

John Skinner                        58           Director

Miller Mays                         59           Director

John Baird                          59           Director as of March 15, 2004

The following is a brief summary of the background of each executive officer and director:

Isaac H. Sutton (50) is Chief Executive Officer of the Company and a director. He has served since January 2001. From 1998 to 2001, Mr. Sutton served as President of Exus. From 1990 to 1997 Mr. Sutton was the founder and president of IHS, Inc. an importer and exporter operating primarily in emerging markets. Mr. Sutton has more than 25 years of successful entrepreneurial experience, especially in the emerging markets where he founded and ran several global import/export trading companies. Mr. Sutton is a director of MaxPlanet Corporation.

John B. Skinner (58) brings to Exus more than 37 years of experience in the fields of computer technology and telecommunications. Previously, Mr. Skinner was Chief Operating Officer of PACER International in Delray Beach, Fla. Previously, Mr. Skinner held senior positions at Cignal Global Communications, Telfort, BV, British Telecom and AT&T. Earlier in his career, and he was a combat pilot in the U.S. Air Force.

Miller L. Mays, III (59) is presently associated with C2K, a CLEC based in New Orleans. This year he worked as a consultant for Exus based in Poland identifying acquisitions. Previously, he was Marketing Director of Mortgage Market, Inc., and previous to that he was the founder and president of MCRS, a medical collection agency, which was sold to a large national company in 1990. During the late 80's Mr. Mays spent several months in the former Soviet Union building communication infrastructure.

John Baird (59) is an internationally-seasoned business leader, technologist, speaker, and entrepreneur with experience in numerous industries for both public and private companies. As a founder he has served as Chairman and CEO of Pentagen Technologies International Limited, President of BCC Middle East, President of Cerametals, Inc., President and CEO of Baird Communications Corporation, President of First Shanghai Corporation, and Chairman of China Development Corporation. He has also served as Manager, Private Funds Group in the Investment Banking Division for Credit Suisse First Boston, and Regional Manager and Director, Market Development Division of the American Stock Exchange. Mr. Baird began his career on Wall Street as an Associate on the block desk with Arthur Lipper Corporation and then in institutional sales with Dean Witter (Morgan Stanley). In addition to his extensive management and leadership experience, Mr. Baird has participated in the development, design and implementation of information and other technology solutions for companies including AT&T, American Express, Paine Webber, and Ameritech, as well as entities ranging from the City of New York to the United States Army and the Kingdom of Jordan.

Except as indicated above, none of our directors holds any directorships in companies with a class of securities registered pursuant to Section 12 of the Securities Exchange Act or subject to the requirements of Section 15(d) of such Act or any company registered as an investment company under the Investment Company Act of 1940, as amended.

There are no family relationships among any of our directors or executive officers.

Board Composition

The Company's board of directors consists of four directors. At each annual meeting of its stockholders, all of its directors are elected to serve from the time of election and qualification until the next annual meeting following election. In addition, the Company's bylaws provide that the maximum authorized number of directors may be changed by resolution of the stockholders or by resolution of the board of directors. In 2003 Miller Mays and John Skinner received options under the Employee Option Plan of 42,856 (post split) shares each at .001 per share which were all exercised.

Employment Agreements

In November 2001, the Company entered into an employment agreement with Isaac H. Sutton, to serve as the Chairman of the Board and Chief Executive Officer of the Company. The term of the employment agreement commences as of January 1, 2002 and expires on December 31, 2007. The employment agreement provides for an annual salary of $240,000 together with annual increases of at least 10% per annum. In addition, Mr. Sutton shall receive as additional compensation 3/4 of 1% of the Company's gross revenues in excess of $20,000,000. The employment agreement provides that Mr. Sutton is eligible to receive incentive bonus compensation, at the discretion of the board of directors. The employment agreement provides for termination based on death, disability or other termination and for severance payments upon termination. The severance payments range from the compensation payable pursuant to the agreement or up to two times the annual compensation over sixty months in the event that Mr. Sutton is terminated in the event of a change in control as described in the agreement. Pursuant to the employment agreement, Mr. Sutton was granted the option to purchase up to 5,000,000 shares of common stock at an exercise of $21.00 (post splits), exercisable up to one year after the expiration of the employment agreement.

Meetings and Committees of the Board of Directors

Our Board of Directors conducts its business through meetings of the Board and through activities of its committees. During the fiscal year ended December 31, 2003, the Board of Directors held one regular meeting and took 16 actions by Unanimous Consent. No director attended fewer than 100% of the total meetings of the Board either in person or via teleconference during 2003. John Skinner, Miller Mays and John Baird constitute the members of the audit committee. None of the members are financial experts. John Baird, John Skinner and Miller Mays constitute the members of the investment committee. The Board does not have an option or nominating committee.

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

Based solely upon a review of (i) Forms 3 and 4 and amendments thereto furnished to the Company pursuant to Rule 16a-3(e), promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), during the Company's fiscal year ended December 31, 2003, and (ii) Forms 5 and amendments thereto and/or written representations furnished to us by any director, officer or ten percent security holder of the Company (collectively "Reporting Persons") stating that he or she was not required to file a Form 5 during the Company's fiscal year ended December 31, 2003, it has been determined that New Canaan Investment Partners LLC, Richard Girouard, Ruth Jones, New Millennium Development Group Inc, Christ Investments Ltd and Daniel Imperato are delinquent with respect to their reporting obligations set forth in Section 16(a) of the Exchange Act.

Code of Ethics

The Company has adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. For purposes of this Item, the term code of ethics means written standards that are reasonably designed to deter wrongdoing and to promote:

- honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

- full, fair, accurate, timely, and understandable disclosure in reports and documents that the issuer files with, or submits to, the Commission and in other public communications made by the issuer;

- compliance with applicable governmental laws, rules and regulations;

- the prompt internal reporting of violations of the code to the board of directors or another appropriate person or persons; and

- accountability for adherence to the code.

The Company hereby undertakes to provide to any person without charge, upon request, a copy of such code of ethics. Such request may be made in writing to the board of directors at the address of the issuer.

Item 10. Executive Compensation

                         Summary Compensation Table

The following table sets forth information with respect to compensation we paid for the years ended December 31, 2003, 2002 and 2001, for services of Isaac H. Sutton, our President, Chief Executive Officer, Chief Financial Officer and Secretary. We have not paid any other executive officer in excess of $100,000 (including salaries and benefits) during the years ended December 31, 2003, 2002 or 2001.




                                 Annual Compensation                   Long-Term Compensation
                                ---------------------                        Awards
                                                                       ---------------------------
                                                                                        Securities
                                                       Other           Restricted       Underlying
Name and Principal                                     Annual             Stock         Options
                                                                                                        LTIP         All Other
Positions           Year   Salary($)     Bonus($)  Compensation($)     Award(s)($)      SARs(#)        Payouts($)  Compensation

Isaac H. Sutton      2003  $240,000(3)   $ -            -                  -             -               -              -
                     2002  $240,000(1)    3,500 (2)     -                  -             -               -              -
                     2001  $240,000        -            -                  -             -               -              -

(1) Of Mr. Sutton's compensation for the year ended December 31, 2002 approximately $220,000 has been converted to 10,500,000 (100,000 shares post split) Exus common shares and the balance accrued.

(2) 500,000 Exus shares received for Director Compensation for 2002.

(3) Of Mr. Sutton's compensation for the year ended December 31, 2003 approximately $120,000 has been converted to 144,285 (post splits) Exus Common shares and the balance accrued.

Aggregate Option Exercises in Last Fiscal Year and FY-End Option Values
During the fiscal year ended December 31, 2003, the named executive officers and directors exercised the flowing options:

                            Shares acquired
             Name           on exercise (#)   Exercise price       Amount
         --------------     ----------------  --------------      --------
         Miller Mays           42,856 shares  .001 per share        $3,500
         John Skinner          42,856 shares  .001 per share        $3,500

                        Number of Securities Underlying        Value of Unexercised In-the-Money
                     Unexercised Options at Fiscal Year End       Options at Fiscal Year-end
                     --------------------------------------    ----------------------------------

Name                     Exercisable       Unexercisable          Exercisable       Unexercisable
----                     -----------       -------------          -----------       -------------
Isaac H. Sutton               0                  0                      -                 -

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth certain information as of March 10, 2004, where each person who is known to the Company to be the beneficial owner of more than 5% of the common stock of the Company, and as to the security ownership of each director and officer of the Company and all officers and directors of the Company as a group. Except where specifically noted, each person listed in the table has sole voting and investment power in the shares listed.
The following parties are officers, directors, or known holders of more than 5% of the issuer's common stock. Percentage of beneficial ownership is based on 5,339,571 fully diluted shares of common stock outstanding on March 10, 2004. As of March 10, 2004, there were 10,000,000 shares of Series B preferred stock outstanding.

Name and Address                    Number of Shares            Percent
Of Beneficial Owner                Beneficially Owned           Shares

Isaac Sutton                        1,820,572 common (1)(2)      34.1%
CEO, CFO, President and
Director
Exus Global, Inc
115 East 57th Street-11th Floor
New York, New York 10016


Miller Mays                            34,238 common               *
Director
6985 Howell Street
Greenwood, LA  71033

John Skinner                           33,334 common               *
Director
740 N.E. 36th Street
Boca Raton, Florida 33431

Unified Networks Ltd                8,000,000 preferred B(4)      80%
33 Flying Point Road Suite 212
Southampton, New York 11968

New Millennium Development Group      476,191 common(2)          8.9%
301 Clematis Street
West Palm Beach, FL 33401

New Canaan Investment Partners, LLC   505,953 common(3)          9.5%
62 Main Street
New Canaan, CT 06840

All Officers and Directors as a     1,888,144 common            35.4%
Group (3 persons)                   8,000,000 preferred B         80%

(1) Includes (i) 178,667 shares of Common Stock held by Orbitel-One Inc, a company controlled by Mr. Sutton (ii) 95,239 shares of Common Stock held by Unified Networks, Ltd., a company controlled by Mr. Sutton, and (iii) 1,000,000 shares of Common Stock payable to Mr. Sutton for his interest in AGI Partners, Ltd. which were owed but unissued as of March 10, 2004.

(2) Mr. Isaac Sutton has voting rights on New Millennium Group 476,191 shares.

(3) New Canaan is entitled to the greater of 25,000,000 shares (238,095 shares post spilt) of Common Stock or an amount which is 15% of the Company's issued and outstanding Common Stock until December 31, 2005. New Canaan has certain anti-dilution protection rights with respect to certain issuances to maintain 15% of the issued and outstanding stock of the Company.

(4) The Series B preferred stock does not have voting rights. The shares are convertible into common stock at any time by the holder thereof at a ratio of 1:1. As such, it has been excluded from the computation of voting rights. The holders of a majority of the Series B preferred have the right to appoint a majority of the directors.

The issuer is not aware of any person who owns of record, or is known to own beneficially, five percent or more of the outstanding securities of any class of the issuer, other than as set forth above. The issuer is not aware of any person who controls the issuer as specified in section 2(a)(1) of the Investment Company Act of 1940. The Company does not have an investment advisor.

Securities Authorized for Issuance under Equity Compensation Plans


Set forth below is certain information as of December 31, 2003 regarding equity compensation plans that have been approved by our stockholders.

Equity compensation plans approved by stockholders


Plan Category    Number of securities to be   Weighted average exercise       Number of securities
                  issued upon exercise of         price of outstanding       remaining available for
                    outstanding options,       options, warrants and rights     future issuance
                    warrants and rights
-----------------------------------------------------------------------------------------------------
2003 Employee
Stock Option               904,762                        $.12                             0

2004 Employee
Stock Option            25,000,000                   Not Applicable               25,000,000


-----------------------------------------------------------------------------------------------------

Total
=====================================================================================================

The following discussion describes material terms of grants made pursuant to the stock option plans:


Item 12. Certain Relationships and Related Transactions

In March 2003, Isaac H. Sutton the Chief Executive Officer and director converted $120,000 which was due from the company to 114,285 (post splits) shares of Restricted Common shares.

In January 2004 the Company acquired AGI Partners, Ltd a Consulting Company from Isaac H. Sutton the Chief Executive Officer and director, for 15,000,000 shares (1,000,000 shares post split) of Exus restricted common shares. AGI Partners, Ltd has a consulting agreement with Maxplanet Corp. AGI owns 12 million shares of Maxplanet Corp. a Company traded on the Pink Sheets Exchange at .04 per share. AGI Partners, Ltd has no debt.

At December 31, 2002 and 2003, the Company owed Mr. Sutton the sum of $249,458 and $323,339 respectively.

On March 3, 2004, Unified Networks Ltd, a company controlled by Isaac H. Sutton the Chief Executive Officer and director, converted their 10,000 shares of Series A Preferred to 8,000,000 shares of Series B Preferred. The Series B are convertible into shares of common stock on a one for one (1:1) basis at the election of the holder, or, in the event of liquidation of the Company, it converts automatically. The majority of the holders of the Series B Preferred, while not voting stock, are entitled to name a majority of directors to the Board of Directors.

In December 2002 New Canaan Investment Partners LLC, Exus's secured creditor, converted $378,000 of current debt to 25,000,000 (238,095 shares post split) shares of restricted Exus common stock and has extended the due date on the remaining balance of $187,500 due New Canaan to December 2004. Until December 31, 2004 this shareholder is protected against its interest being diluted less than 15% of the issued and outstanding shares of common stock subject to three exceptions.

Item 13.Exhibits, Lists, and Reports on Form 8-K

a)  Exhibits

      31               Certification required by Rules 13a-14(a) or 15d-14(a)

      32               Section 1350 Certifications
------------
Amended Articles

(b) During the last quarter of 2003, the Company issued a Current Report on Form 8-K under Item 5 disclosing the 1:7 reverse stock split.

Item 14. Principal Accountant Fees and Services.

(1) AUDIT FEES

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the Company's annual financial statements and review of financial statements included in the Company's Form 10-Q (17 CFR 249.308a) or 10-QSB (17 CFR 249.308b) or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was $25,000 for the fiscal year ended December 31, 2002 and $25,000 for the fiscal year ended December 31, 2003.

(2) AUDIT-RELATED FEES

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the Company's financial statements was $-0- for the fiscal years ended December 31, 2002 and 2003.

(3) TAX FEES

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was $-0- for the fiscal years ended December 31, 2002 and December 31, 2003.

(4) ALL OTHER FEES

The aggregate fees billed in each of the last two fiscal years for products and services provided by the principal accountant, other than the services reported above was $-0- for the fiscal years ended December 31, 2002 and 2003.

(5) PRE-APPROVAL POLICIES AND PROCEDURES

Before the accountant is engaged by the issuer to render audit or non-audit services, the engagement is nominated by the members of the Audit Committee and approved by the Company's board of directors.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: May 11, 2004                     Exus
Global, Inc.



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



 /s/ Isaac Sutton        President, Chief            Dated: May 11, 2004
     ------------        Executive Officer, Chief
                         Financial Officer
                         and Secretary and a
                         Director

 /s/ John Skinner        Director                    Dated: May 11, 2004
     ------------

/s/ Miller Mays          Director                    Dated: May 11, 2004
    -----------

                       EXUS GLOBAL, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS









                                    CONTENTS


Report of Independent Certified Public Accountants.......................F-1

Consolidated Financial Statements:

 Consolidated Balance Sheet..............................................F-2

 Consolidated Statements of Operations...................................F-3

 Consolidated Statement of Changes in Stockholders' Deficit..............F-4

 Consolidated Statements of Cash Flows...................................F-5

 Notes to Consolidated Financial Statements.........................F-6 to F-17

               Report of Independent Certified Public Accountants



To the Board of Directors and Stockholders
Exus Global, Inc.

We have audited the accompanying consolidated balance sheet of Exus Global, Inc. and Subsidiaries as of December 31, 2003 and related consolidated statements of operations, changes in stockholders' deficit, and cash flows for the years ended December 31, 2003 and 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Exus Global, Inc and Subsidiaries at December 31, 2003, and the results of their operations and their cash flows for the years ended December 31, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has a working capital deficiency of $1,440,862 at December 31, 2003, and has an accumulated deficit of $9,335,307. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                  Sherb & Co., LLP
                                                  Certified Public Accountants

New York, New York
April 30, 2004

                       EXUS GLOBAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                December 31 2003



                                     ASSETS

Current assets
 Cash                                                    $       812
                                                          ----------
    Total current assets                                         812

Other assets                                                  13,350
                                                          ----------

    Total assets                                         $    14,162
                                                          ==========


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
 Accounts payable and accrued expenses                   $   880,835
 Due to officer                                              323,339
 Loans payable                                               237,500
                                                          ----------
    Total current liabilities                              1,441,674
                                                          ----------


Stockholders' deficit:
 Preferred stock, no par value; 10,000,000 shares
  authorized; no shares issued and outstanding                  -
 Series A preferred stock, no par value;10,000,000
  shares authorized; 10,000 shares issued
  and outstanding                                            201,054
 Common stock, $.001 par value, 900,000,000 shares
  authorized; 3,866,141 shares issued and outstanding          3,866
 Additional paid-in-capital                                7,717,625
 Stock subscription receivable                               (14,750)
 Accumulated deficit                                      (9,335,307)
                                                          -----------
    Total stockholders' deficit                           (1,427,512)
                                                          -----------

    Total liabilities and stockholders' deficit          $    14,162
                                                          ===========




                 See notes to consolidated financial statements.
                                       F-2

                       EXUS GLOBAL, INC. AND SUBSIDIARIES
                            STATEMENTS OF OPERATIONS




                                                   For the Year Ended
                                                      December 31,
                                               ---------------------------
                                                   2003          2002
                                               -----------     ----------
Sales and service revenues                    $     -         $   421,014

Cost of sales                                       -              92,835
                                               -----------     ----------
Gross profit                                        -             328,179
                                               -----------     ----------
Expenses:
 General and administrative                      413,470          999,471
 Stock based compensation                      1,115,535        1,142,258
 Loss on impairment                                 -             109,901
 Research and development                           -             206,679
                                               -----------     ----------
Total expenses                                 1,529,005        2,458,309
                                               -----------     ----------
Loss before other income (expenses)           (1,529,005)      (2,130,130)
                                               -----------     ----------
Other income (expenses):
 Other income                                    663,420          343,984
 Interest expense, net                           (20,000)        (149,520)
                                               -----------     ----------
Total other income (expenses)                    643,420          194,464
                                               -----------     ----------
Net loss                                      $ (885,585)     $(1,935,666)
                                               ===========     ==========

Loss Per Share - basic and diluted            $    (0.37)     $     (3.35)
                                               ===========     ==========
Weighted average common shares outstanding -
 basic and diluted                             2,374,276          577,014
                                               ===========     ==========


                 See notes to consolidated financial statements.

                       EXUS GLOBAL, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
                 For the Years Ended December 31, 2003 and 2002




                           Series A Preferred Stock     Common Stock        Additional      Stock
                          -------------------------  -------------------      Paid-in     Subscription  Accumulated
                            Shares      Amount       Shares        Amount     Capital     Receivable       Deficit        Total
                          ---------    ---------     ----------    --------  -----------   ------------  -------------    ---------
Balance, January 1, 2002      -       $    -            381,862   $     382  $ 4,443,043  $     -        $(6,514,056)   $(2,070,631)

Issuance of common stock
 for services                 -            -            786,292         786    1,173,569        -               -         1,174,355

Issuance of common stock
 for debt                     -            -            396,049         396      501,960        -               -           502,356

Issuance of common stock
 for cash                     -            -             19,048          19       29,981        -               -            30,000

Beneficial conversion         -            -               -            -        153,912        -               -           153,912

Issuance of preferred stock
 for debt                   10,000      201,054            -            -           -           -               -           201,054

Net loss                      -            -               -            -           -           -         (1,935,666)    (1,935,666)
                           --------     --------      ---------      -------  -----------    ----------   -----------     ----------

Balance, December 31, 2002  10,000      201,054       1,583,251        1,583   6,302,465        -         (8,449,722)    (1,944,620)

Shares cancelled              -            -               (953)          (1)        (99)       -               -              (100)

Issuance of common stock
 for services                 -            -          1,268,810        1,269     908,384        -               -           909,653

Issuance of common stock
 for debt                     -            -            131,699          132      96,626        -               -            96,758

Issuance of common stock
 for cash                     -            -            615,477          615     204,635     (14,750)           -           190,500

Shares issued in connection
 with anti-dilution rights    -            -            267,857          268        (268)       -               -              -

Black-Scholes effect on
 issuance of stock options    -            -               -            -        205,882        -               -           205,882

Net loss                      -            -               -            -           -           -           (885,585)      (885,585)

                           --------     --------      ---------      -------  -----------    ----------   -----------     ----------
Balance, December 31, 2003  10,000    $ 201,054       3,866,141   $    3,866 $ 7,717,625  $    (14,750)  $(9,335,307)   $(1,427,512)
                           ========     ========      =========      =======  ===========    ==========   ============    ==========





                 See notes to consolidated financial statements

                       EXUS GLOBAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                   For the Year Ended
                                                      December 31,
                                               ---------------------------
                                                   2003          2002
                                               -----------     ----------

Cash flows from operating activities:
 Net Loss                                     $  (885,585)    $(1,935,666)

 Adjustments to reconcile net loss to net
  cash used in operating activities:
  Disposal of property and equipment                 -             52,214
  Stock issued for services                       909,653       1,174,355
  Issuance of stock options                       205,882            -
  Beneficial conversion                              -            153,912
  Gain on forgiveness of debt                    (663,420)       (141,587)
  Cancellation of common shares                      (100)           -

Changes in assets and liabilities:
 (Increase) decrease in assets:
  Accounts receivable                                -              8,983
  Inventories                                        -            220,080
  Prepaid expenses                                 30,000           1,302
  Other assets                                    (13,350)         26,155
 Increase (decrease) in liabilities:
  Accounts payable and accrued expenses          (111,531)       (141,162)
  Payroll and taxes payable                          -            (40,142)
  Deferred income                                    -           (111,244)
                                               -----------     -----------
   Total adjustments                              357,134        1,202,866
                                               -----------     -----------
Net cash used in operating activities            (528,451)       (732,800)
                                               -----------     -----------
Cash flows from financing activities:
 Proceeds from notes payable                      225,949          77,751
 Affiliate loans                                     -             (5,253)
 Due to officer                                    73,881         343,707
 Common stock to be issued                           -             20,000
 Proceeds from issuance of common stock           190,500          30,000
                                               -----------     -----------
Net cash provided by financing activities         490,330         466,205
                                               -----------     -----------
 Net decrease in cash                             (38,121)       (266,595)

 Cash, beginning of year                           38,933         305,528
                                               -----------     -----------
 Cash, end of year                            $       812     $    38,933
                                               ===========     ===========


Supplemental disclosure of cash flow information:

 Interest                                     $      -        $      -
                                               ===========     ===========
 Income taxes                                 $      -        $      -
                                               ===========     ===========
NON-CASH INVESTING AND FINANCING ACTIVITIES:

 Common stock issued for future services      $      -        $    30,000
                                               ===========     ===========
 Common stock issued for debts                $    96,758     $   502,356
                                               ===========     ===========
 Preferred stock issued for debt              $      -        $   201,054
                                               ===========     ===========

                 See notes to consolidated financial statements

                       EXUS GLOBAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2003



NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

Exus Global, Inc. ("Exus" or the "Company") was incorporated on September 26, 1985 as Gemini Energy Corporation under the laws of the State of Nevada. On January 28, 1994, the Company's name was changed to Nerox Energy Corporation. On April 24, 1998 the Company's name was changed to Nerox Holding Corporation. On December 15, 1998 the Company's name was changed to E*twoMedia.com . On December 19, 2000 the Company name was changed to Exus Networks, Inc.

In January 2001, Exus merged with Exus, New York ("New York") pursuant to an Agreement to Exchange Stock dated January 15, 2001 by and between Exus and New York (the "Merger Agreement"). Under terms of the Merger Agreement, New York exchanged all of its issued and outstanding shares for 20,000,000 shares of the Company. After the merger, the Company owned 79% of the outstanding common stock of the combined entity and became the surviving corporation to the merger. The merger has been accounted for as a reverse acquisition under the purchase method for business combinations. Accordingly, the combination of the two companies is recorded as a recapitalization of New York to which New York is treated as the continuing entity. On November 25, 2002, the Company amended its articles of incorporation to change the name of the Company to Exus Global, Inc. On March 9, 2004, the Company filed Form N-54 to elect to report as a business development company (BDC) under the Investment Company Act of 1940.

The results of operations for 2003 and 2002 reflect the Company's results prior to operating as a BDC. There was no cumulative effect of accounting change for the conversion to a BDC. Accounting principles used in the preparation of the financial statements as a BDC differ primarily related to the carrying value of investments and the accounting for income taxes.

Currently, the Company is a business development company engaged in the business of investing in small to mid-sized companies in the education and communication sectors. The Company's current largest investment provides delivery of distant education and telecommunication focused is on the emerging markets of Central Asia, Eastern Europe, and Africa.

Principles of Consolidation

The consolidated financial statements include the accounts of Exus and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

In 2002, the Company's revenue was primarily from its Mobile Satellite division. This division generated no revenues in 2003.

Revenue Recognition

The Company recognized revenues when the related services are performed. In the year 2003 the Company recognized no revenue.

                       EXUS GLOBAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2003



NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

                       EXUS GLOBAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2003



NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Recent Pronouncements

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. Statement 148 provides alternative methods of transition to Statement 123's fair value method of accounting for stock-based employee compensation. It also amends the disclosure provisions of Statement 123 and APB Opinion No. 28, Interim Financial Reporting, to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. Statement 148's amendment of the transition and annual disclosure requirements of Statement's 123 are effective for fiscal years ending after December 15, 2002. Statement 148's amendment of the disclosure requirements of Opinion 28 is effective for interim periods beginning after December 15, 2002.

                       EXUS GLOBAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2003


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Pronouncements (continued)

In December 2002, the Emerging Issues Task Force issued a consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables" (EITF 00-21). EITF 00-21 mandates how to identify whether goods or services or both are delivered separately in a bundled sales or licensing arrangement should be accounted for as separate units of accounting. The consensus is effective for revenue arrangements entered into in reporting periods beginning after June 15, 2003. The adoption of EITF 00-21 did not have a significant effect on our financial position or results of operations.

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, "Consolidation of Variable Interest Entities," ("FIN 46"). The interpretation provides guidance for determining when a primary beneficiary should consolidate a variable interest entity or equivalent structure that functions to support the activities of the primary beneficiary. The interpretation is effective as of the beginning of the first interim or annual reporting period beginning after June 15, 2003, for variable interest entities created before February 1, 2003. The adoption of this statement is not expected to impact our financial position, results of operations or cash flows.

In April 2003, the FASB issued SFAS Statement No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative instruments and Hedging Activities. This Statement is effective for contracts entered into or modified after June 30, 2003, except for certain hedging relationships designated after June 30, 2003. Most provisions of this Statement should be applied prospectively. The Company does not expect the adoption of SFAS No. 149 to have a material impact on its financial statements.

In May 2003, the FASB issued SFAS Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of nonpublic entities, if applicable. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. The Company does not expect the adoption of SFAS No. 150 to have a material impact on its financial statements.

                       EXUS GLOBAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2003


NOTE 2 - GOING CONCERN

The accompanying consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a working capital deficiency of $1,440,862 and has an accumulated deficit of $9,129,425 at December 31, 2003. Additionally, for the year ended December 31, 2003, the Company used cash in operations of $528,451. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management is taking steps to address this situation. The Company is in the process of implementing its business plan and in March 2004. The Company filed Form N-54 to elect to report as a business development company (BDC) under the Investment Company Act of 1940. Management expects operations to generate negative cash flow at least through December 2004 and the Company does not have existing capital resources or credit lines available that are sufficient to fund operations and capital requirements as presently planned over the next twelve months. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management believes that the actions presently being taken to further implement its business plan and generate additional revenues provide the opportunity for the Company to continue as a going concern. Management intends to attempt to raise additional funds by way of a public or private offering. While the Company believes in its ability to raise additional funds, there can be no assurances to that effect.


NOTE 3 - INCOME TAXES

Current income taxes are computed at statutory rates on pretax income. Deferred taxes would be recorded based on differences in financial statements and taxable income. At December 31, 2003, the Company had elected to carry forward net operating losses for federal and state income tax purposes of approximately $3,973,000 that are available to reduce future taxable income through 2023. As utilization of such operating losses for tax purposes is not assured, the deferred tax asset has been fully reserved through the recording of a 100% valuation allowance. These operating losses may be limited to the extent an "ownership change", as defined under section 382 of the Internal Revenue Code, occurs. The provision (benefit) for income taxes differs from the amounts computed by applying the statutory Federal income tax rate of 35% to income
(loss) before provision for income taxes is as follows:

                                          2003                2002
                                   ----------------    ------------------

Tax benefit computed at
 statutory rates                   $    (310,000)      $     (677,000)
State income tax benefit (net
 of Federal Tax)                         (44,000)             (97,000)
Permanent differences                    180,000              295,000
Income tax benefit not utilized          174,000              479,000
                                      -----------          --------------
Net income tax benefit             $        -          $         -
                                      ===========          ==============

                       EXUS GLOBAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2003


NOTE 3 - INCOME TAXES (continued)

The components of the deferred tax asset as of December 31, 2003 are as follows:

                                               2003             2002
                                            ----------      ----------
  Deferred Tax Asset:
  Net Operating Loss Carryforward          $ 1,590,000     $ 1,512,000
  Accrued compensation                          96,000            -
                                            ----------      ----------
                                             1,686,000       1,512,000
  Less: Valuation Allowance                 (1,686,000)     (1,512,000)
                                            ----------      ----------
  Net Deferred Tax                         $    -          $      -
                                            ===========     ==========

NOTE 4 - LOANS PAYABLE

A note in the principal amount of $50,000 was due in September 2001. The note bears interest at 24% per annum and is currently in default. Penalties associated with such default amount to $27,751 as of December 31, 2003 and are included in accounts payable and accrued expenses. The Company is currently in litigation relating to this note. (See Note 6 - Litigation)

Notes in the principal amount of $500,000 were due to a company which is controlled by certain shareholders of Exus. The notes were due on various dates through July 2003, and bore interest at 15% per annum. The notes were collateralized by all of the assets of Exus Global, Inc. On December 31, 2002, the Company issued 238,095 restricted common shares to the note holders in consideration of converting debt in the amount of $325,540 and accrued interest through December 31, 2002 of $52,996. The shares issued have been valued at their fair market value of $.01 on the date of issuance. The remaining balance of $187,500 is payable on December 31, 2004 with interest of 8% per annum payable each December 31. At December 31, 2003, accrued interest related to this note amounted to $15,000 and is included in accounts payable and accrued expenses.

NOTE 5 - DUE TO OFFICER

At December 31, 2003 the Company owed its President $323,339 for accrued salary and advances made to the Company for working capital purposes. The amounts due to officer are non-interest bearing and are payable on demand.

                       EXUS GLOBAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2003

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Employment Agreements

In November 2001, the Company entered into an employment agreement with Isaac H. Sutton, to serve as the Chairman of the Board and Chief Executive Officer of the Company. The term of the employment agreement commences as of January 1, 2002 and expires on December 31, 2007. The employment agreement provides for an annual salary of $240,000 together with annual increases of at least 10% per annum. In addition, Mr. Sutton shall receive as additional compensation 3/4 of 1% of the Company's gross revenues in excess of $20,000,000. The employment agreement provides that Mr. Sutton is eligible to receive incentive bonus compensation, at the discretion of the board of directors. The employment agreement provides for termination based on death, disability or other termination and for severance payments upon termination. The severance payments range from the compensation payable pursuant to the agreement or up to two times the annual compensation over sixty months in the event that Mr. Sutton is terminated in the event of a change in control as described in the agreement. Pursuant to the employment agreement, Mr. Sutton was granted the option to purchase up to 5,000,000 shares of common stock at an exercise of $21.00 (post splits), exercisable up to one year after the expiration of the employment agreement.

Litigation

On February 18, 2004, William Oyen and Carolyn Oyen filed a lawsuit entitled "William Oyen and Carolyn Oyen v. Exus Global Networks f/k/a Exus Networks, Inc. and Isaac Sutton". United States District Court Southern District of New York case no. 04-CV-01327, against the Company and Isaac Sutton, for failure to pay a promissory note of $50,000, personally guaranteed by Isaac Sutton. The plaintiffs are seeking recovery of the $50,000 note, plus interest and penalties for failure to pay in the amount of $250,174. On March 15, 2004, Exus and Isaac Sutton filed an answer to the complaint and counterclaims alleging, among other defenses, that the loan was criminally usurious under the New York Penal Code and therefore is illegal and unenforceable. The plaintiffs were required to file an answer to the counter-claims by April 5, 2004, but as of May 1, 2004 have not done so. The parties have not yet begun settlement negotiations in earnest, and therefore the Company has not made any determinations with respect to the possibility of settlement. The principal amount of the note is recorded on the Company's books.

NOTE 7 - STOCKHOLDERS' DEFICIT

Common Stock

On September 12, 2003, the Company effected a 1 for 7 reverse stock split.

An Information Statement was mailed in February 2004 to notify the stockholders that on January 26, 2004, the Company received written consent (the "Written Consent") from certain principal stockholders of the Company holding 12,108,572 of Common Shares and the holder of 10,000 Preferred Shares, which has voting rights of 500,000,000 shares of Common Stock, together representing 91% of the total voting issued and outstanding Common Stock adopting the following resolutions:
                                      F-13

                       EXUS GLOBAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2003



NOTE 7 - STOCKHOLDERS' DEFICIT (continued)

Common Stock (continued)

1. to effect a one-for-fifteen reverse stock split of the Company's common stock (the "Common Stock" ) by reducing the number of issued and outstanding shares of Common Stock from 65,093,562 to approximately 4,339,571 shares ( the "Reverse Split");

2. to amend the Company's Articles of Incorporation to (i) authorize up to 20,000,000 shares of undesignated Preferred Stock ("Preferred Stock") which would allow the Board of Directors of the Company to issue, without further shareholder action, one or more series of Preferred Stock, and (ii) authorize up to 900,000,000 shares of Common Stock ("Common Stock") and (iii) authorize the Board to effect a reverse split of the Company's Common Stock without having to correspondingly reduce the number of authorized shares of Common Stock;

3. to adopt the Company's 2004 Stock Option Plan which provides for the issuance of options to purchase up to 25,000,000 shares of Common Stock;

4. to approve the Company's sale of common stock at prices below net asset value per share; and

5. to transact such other business as may properly come before the special meeting and any adjournment or postponement thereof.

On March 9, 2004, an amendment to the Company's Articles of Incorporation was filed with the Secretary of State of the State of Nevada amending the Company's Articles to authorize up to 920,000,000 shares at $.001 par value per share. 20,000,000 designated as preferred stock of which 10,000,000 shares are designated as class B series.

All share and per share amounts have been retroactively adjusted to reflect the effect of the above splits.

Stock as compensation and settlement of debt

The Company issues stock as compensation for services and supplies, valuing such issues at the fair market value of the stock or the services, whichever is more clearly determinable. The intrinsic value of options issued for services is included in stock based compensation in the consolidated statement of operations and in issuance of common stock for services in the consolidated statement of changes in stockholders' deficit.

During the year ended December 31, 2002, the Company issued an aggregate of 786,292 shares of common stock (which includes options exercised) in consideration of services rendered or to be rendered to the Company. Such shares were valued at an aggregate of $1,174,355 ranging from $.105-$25.20 per share, representing the fair value of the shares issued. The issuances were recorded as stock based compensation expense.

During the year ended December 31, 2002 the Company exchanged 396,049 shares of the Company's common stock in settlement of debt.

                       EXUS GLOBAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2003



NOTE 7 - STOCKHOLDERS' DEFICIT (continued)

Common Stock (continued)

On December 31, 2002 the Company issued 238,095 restricted common shares to New Canaan Investments Partners, LLC in consideration of converting a secured debt in the amount of $378,537. The shares issued have been valued at their fair market value of $.01 per share on the date of issuance. As further consideration for the conversion, New Canaan has an anti-dilution clause stating that through December 31, 2005, its common stock ownership of the Company will not go below 15%. The anti-dilution clause does not apply if the issued registered common shares are sold at $.04 per share or greater or where shares are issued for an acquisition and New Canaan gives its consent.

In 2002, the Company sold shares of its common stock in a private placement offering. The Company sold 19,048 shares and received funds of $30,000.

During the year ended December 31, 2003, the Company issued an aggregate of 1,268,810 shares of common stock (which includes options exercised) in consideration of services rendered to the Company. Such shares were valued at an aggregate of $909,653 ranging from $.24-$.83 per share, representing the fair value of the shares issued. The issuances were recorded as stock based compensation expense.

During the year ended December 31, 2003 the Company exchanged 131,699 shares of the Company's common stock in settlement of debt.

During the year ended December 31, 2003, the Company issued 615,477 common shares to for proceeds of $190,500 and a subscription receivable of $14,750.

During the year ended December 31, 2003, the Company issued 267,857 restricted common shares to New Canaan Investment Partners, LLC as per anti dilution clause in an agreement between New Canaan and the Company entered into in December 2002.

Preferred Stock

On March 25, 2002 the Company amended its Articles of Incorporation to authorize up to 1,000,000 shares of a new class of undesignated Preferred Stock ("Preferred Stock"). The Preferred Stock may be issued in one or more series, the terms of which may be determined at the time of issuance by the Board of Directors, without further shareholder action, and may include voting rights (including the right to vote as a series on particular matters), preferences as to dividends and liquidation, conversion and redemption rights and sinking fund provisions.

                       EXUS GLOBAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2003



NOTE 7 - STOCKHOLDERS' DEFICIT (continued)

Preferred Stock   (continued)

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

On March 9, 2004 the Company amended its Articles of Incorporation to authorize up to 20,000,000 shares of a new class of Preferred Stock ("Preferred Stock") in which 10,000,000 shares are designated as class B series stock. The Preferred Stock may be issued in one or more series, the terms of which may be determined at the time of issuance by the Board of Directors, without further shareholder action, and may include voting rights (including the right to vote as a series on particular matters), preferences as to dividends and liquidation, conversion and redemption rights and sinking fund provisions.

Series B Preferred Stock shall not be entitled to receive dividends. Each share of Series B will be convertible into one (1) shares of Common Stock, subject to customary anti-dilution provisions. The Series B Preferred Shares will have no right to vote but be able to elect the majority of the members of the Board of Directors. In the event of liquidation, dissolution or winding up of the Company, the holders of the Series B shall not be entitled to receive liquidation in preference to the holders of the common shares or any other class of preferred stock.

Stock Options

On June 5, 2002, the Board of Directors of the Company adopted the Company's 2002 Stock Option Plan which provides for the issuance of options to purchase up to 142,857 shares of Common Stock. The Stock Option Plan provides for the grant of options to officers, employees, consultants and agents to the Company. All options to purchase the 142,857 shares were issued at prices ranging from $.11 to $4.20. All options were exercised on the date of issuance during the year ended December 31, 2002.

In July 2003, the Company adopted a 2003 Stock Option Plan (the "2003 Plan"), which provides for the issuance of options to purchase up to 904,762 shares of common stock. The 2003 Plan provides for the grant of options to officers, employees, consultants and agents to the Company. Both incentive and nonqualified stock options may be granted under the Plan. All options were exercised on the date of issuance during the year ended December 31, 2003.

                       EXUS GLOBAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2003



NOTE 7 - STOCKHOLDERS' DEFICIT (continued)

Stock Options (continued)

During the year ended December 1, 2001, the Company issued 47,619 stock options to its CEO, pursuant to his employment agreement. The options were exercisable at $21.00 per share, and expired in 2008. In 2003, the Company's CEO agreed to cancel these options.

The fair value of options at date of grant was estimated using the Black-Scholes option pricing model utilizing the following assumptions as of December 31, 2003:

                  Dividend yield                         0.00%
                  Volatility                           310.88%
                  Risk-free interest rate                 5.0%
                  Expected life                       106 days

No options were issued to employees in 2002 and 2003.

                       EXUS GLOBAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2003



NOTE 7 - STOCKHOLDERS' DEFICIT (continued)



A summary of outstanding options and warrants at December 31, 2003 are as follows:

                                   Number      Range of Exercise       Remaining         Average
                                  of Options         Prices         Contractual Life  Exercise Price
                                  ----------  --------------------- ----------------- ---------------
Outstanding at December 31, 2001    47,619            $21                   5 years             $21
Granted                            142,857          $.11-$4.20              5 years             $2.12
Exercised                         (142,857)         $.11-$4.20                 -                $2.12
Cancelled                             -                 -                      -                  -
                                  ----------  --------------------- ----------------- ---------------

Outstanding at December 31, 2002    47,619            $21                   4 years             $21
Granted                            904,762          $.11-$.20               5 years             $.12               -
Exercised                         (904,762)         $.11-$.20                  -                $.12
Cancelled                          (47,619)           $21                      -                 -
                                  ----------  --------------------- ----------------- ---------------
Outstanding at December 31, 2003      -               -                        -                 -
                                  ==========  ===================== ================= ===============

Weighted average fair value of warrants and options granted in 2003                     $.12
                                                                                        ====

NOTE 8 - FORGIVENESS OF DEBT

During the year ended December 31, 2003, Exus realized a gain of approximately $600,000 in other income due to the reduction of contingent liabilities.

During the year ended December 31, 2002, Exus realized a gain of approximately $340,000 in other income due to the reduction of contingent liabilities.

NOTE 9 - SUBSEQUENT EVENTS

On January 10, 2004, the Company purchased all of the issued and outstanding stock of AGI Partners, Ltd. from its president for 1,000,000 shares of common stock of the Company.

On January 15, 2004, the Board of Directors of the Company approved the issuance of 2,000,000 shares of Series B preferred shares to various consultants in exchange for services rendered previously. On March 1, 2004, the Board of Directors approved the issuance of 8,000,000 shares of Series B preferred stock to Unified Networks, Ltd., an entity controlled by the Company's sole officer and a director, in exchange for all of the outstanding Series A Preferred Stock which had "super voting" rights equivalent to 500,000,000 shares of common stock.

During the first quarter 2004, the Company issued $325,000 in convertible debentures to four different parties, for cash and services. As of April 2004, $30,625 of debentures were converted into 733,333 shares by the above parties.

In March 2004, the company's board approved the employee stock option plan for 25,000,000 shares.

On March 9, 2004, the Company filed a 1E registration to issue $5,000,000 of the Company's common stock. As of April 30th the Company sold 500,000 shares for $14,500.

On March 15, 2004, the Company appointed Mr. John Baird to the board of directors and investment and audit committee's.