Form 10-Q
period 2004-03-31
EXUS GLOBAL  INC
filed 2004-06-04
CIK 810270

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10 Q

         [X]      QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF
                  THE SECURITIES AND EXCHANGE ACT OF 1934.

                       For the period ended March 31, 2004

                                       or

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934.

            For the transition period from __________ to ____________


                         COMMISSION FILE NUMBER: 0-18049


                                EXUS GLOBAL, INC.
                                -----------------
             (Exact name of registrant as specified in its charter)


           Nevada                                          91-1317131
-------------------------------                         ---------------
(State of other jurisdiction of                          (IRS Employer
 incorporation or organization)                          Identification


                   115 East 57th 11th Floor New York, NY 10022
                   -------------------------------------------
               (Address of principal executive offices) (Zip Code)


                     Issuer's Telephone Number: 212-514-6600


Check whether the issuer (1) filed all reports required to be filed by Section 13 of 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days YES [X] NO [ ].

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X].

State the number of shares outstanding of each of the issuer's classes of common equity, as the latest practicable date: There were 14,162,410 shares of the Registrant's common stock issued and outstanding as of June 1, 2004.

                                EXUS GLOBAL, INC.
                                    FORM 10-Q
                      QUARTERLY PERIOD ENDED MARCH 31, 2004

                                      INDEX

                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

      Item 1 - Financial Statements

      Balance Sheet
               March 31, 2004 (Unaudited) and December 31, 2003................3

      Statements of Operations (Unaudited)
               For the Three Months Ended March 31, 2004 and 2003..............4

      Statements of Cash Flows (Unaudited)
               For the Three Months Ended March 31, 2004 and 2003..............5

      Statement of Investments (Unaudited)
               March 31, 2004 .................................................6

      Notes to Financial Statements.........................................7-11

      Item 2 - Management's Discussion and Analysis or Plan of Operation...12-17

      Item 3 - Quantitative and Qualitative Disclosures about Market Risk.....17

      Item 4 - Controls and Procedures........................................18

PART II - OTHER INFORMATION

      Item 1 - Legal Proceedings..............................................18

      Item 2 - Changes in Securities and Use of Proceeds...................18-19

      Item 3 - Default upon Senior Securities.................................19

      Item 4 - Submission of Matters to a Vote of Security Holders............19

      Item 5 - Other Information..............................................20

      Item 6 - Exhibits and Reports on Form 8-K...............................20

      Signatures..............................................................20

                                EXUS GLOBAL, INC.
                                 BALANCE SHEETS

                                                       March 31,    December 31,
                                                         2004           2003
                                                      -----------   ------------
                                                      (Unaudited)    (Audited)
                                     ASSETS

Loans and investments in portfolio securities,
 at market or fair value:
  Affiliated companies (cost of $65,720) ...........  $    65,720   $         -
  Controlled companies (cost of $257,700) ..........      480,000             -
Cash ...............................................        1,452           812
Other assets .......................................          500        13,350
                                                      -----------   -----------

    Total assets ...................................  $   547,672   $    14,162
                                                      ===========   ===========

                      LIABILITIES AND NET ASSETS (DEFICIT)

Current liabilities:
  Accounts payable and accrued expenses ............  $   689,712   $   880,835
  Due to officer ...................................      337,937       323,339
  Convertible debentures payable ...................      307,500             -
  Loans payable ....................................      237,500       237,500
                                                      -----------   -----------

    Total current liabilities ......................    1,572,649     1,441,674
                                                      -----------   -----------

Net assets (deficit):
  Preferred stock, no par value; 10,000,000 shares
    authorized; no shares issued and outstanding ...            -             -
  Series A preferred stock, no par value;
    10,000,000 shares authorized; 0 and 10,000
    shares issued and outstanding, respectively ....            -       201,054
  Series B preferred stock, $.001 par value;
    10,000,000 shares authorized; 10,000,000 and
    0 shares issued and outstanding, respectively ..       10,000             -
  Common stock, $.001 par value, 900,000,000 shares
    authorized 5,490,712 and 3,866,141 shares issued
    and outstanding, respectively ..................        5,491         3,866
  Additional paid-in-capital .......................    8,484,516     7,717,625
  Stock subscription receivable ....................            -       (14,750)
  Accumulated deficit ..............................   (9,524,984)   (9,335,307)
                                                      -----------   -----------

    Total net assets (deficit) .....................   (1,024,977)   (1,427,512)
                                                      -----------   -----------

    Total liabilities and net assets (deficit) .....  $   547,672   $    14,162
                                                      ===========   ===========

Net assets per share ...............................  $     (0.19)  $     (0.37)
                                                      ===========   ===========

            See accompanying notes to unaudited financial statements.

                                EXUS GLOBAL, INC.
                            STATEMENTS OF OPERATIONS

                                                         For the Three Months
                                                            Ended March 31,
                                                      -------------------------
                                                          2004           2003
                                                      -----------   -----------
                                                        (Unaudited) (Unaudited)

Operating Expenses:
   General and administration fees .................  $   100,269   $   260,625
   Professional fees ...............................       83,000             -
   Interest expense ................................      248,708             -
                                                      -----------   -----------

Total operating expenses ...........................      431,977       260,625
                                                      -----------   -----------

Investment Loss, net ...............................     (431,977)     (260,625)

Other Income:
   Other income ....................................       20,000             -
                                                      -----------   -----------

Net decrease in net assets prior to net realized and
unrealized gains on investments ....................     (411,977)     (260,625)
                                                      -----------   -----------

Net Realized and Unrealized Gains on Investments:
   Net change in unrealized appreciation/
     depreciation on investments ...................      222,300             -
                                                      -----------   -----------

Net realized and unrealized gains on
investment transactions ............................      222,300             -
                                                      -----------   -----------

Net decrease in net assets resulting
  from operations ..................................  $  (189,677)  $  (260,625)
                                                      ===========   ===========

Net decrease in net assets from
operations per share, basic and diluted ............  $     (0.04)  $     (0.15)
                                                      ===========   ===========

Weighted average number of shares outstanding,
basic and diluted ..................................    5,142,446     1,695,468
                                                      ===========   ===========

            See accompanying notes to unaudited financial statements.

                                EXUS GLOBAL, INC.
                            STATEMENTS OF CASH FLOWS

                                                          For the Three Months
                                                             Ended March 31,
                                                        -----------------------
                                                           2004          2003
                                                        ---------     ---------
                                                       (Unaudited)   (Unaudited)
Cash flows from operating activities:

Net decrease in net assets resulting from operations    $(189,677)    $(260,625)
                                                        ---------     ---------

  Adjustments to reconcile net decrease in nets
    assets from operatrions to net cash used in
    operating activities:
      Net unrealized gain in investments ...........     (222,300)            -
      Stock issued for services ....................            -       185,615
      Beneficial conversion ........................      241,667             -

  Changes in assets and liabilities:
    (Increase) decrease in assets:
      Other assets .................................       12,850         7,500
    Increase (decrease) in liabilities:
      Accounts payable and accrued expenses ........      (72,828)      (19,576)
                                                        ---------     ---------

      Total adjustments ............................      (40,611)      173,539
                                                        ---------     ---------

Net cash used in operating activities ..............     (230,288)      (87,086)
                                                        ---------     ---------

Cash flows from investing activities:
  Cash paid for investments ........................     (123,420)            -
                                                        ---------     ---------

Cash flows from financing activities:
  Proceeds from convertible debentures .............      325,000             -
  Due to officer ...................................       14,598        68,335
  Common stock to be issued ........................            -       (20,000)
  Proceeds from subscription receivable ............       14,750             -
                                                        ---------     ---------

Net cash provided by financing activities ..........      354,348        48,335
                                                        ---------     ---------

Net increase (decrease) in cash ....................          640       (38,751)

Cash, beginning of year ............................          812        38,933
                                                        ---------     ---------

Cash, end of period ................................    $   1,452     $     182
                                                        =========     =========

Supplemental disclosure of cash flow information:
    Interest .......................................    $  15,000     $       -
                                                        =========     =========
    Income taxes ...................................    $       -     $       -
                                                        =========     =========

NON-CASH INVESTING AND FINANCING ACTIVITIES:
    Common stock issued for debts ..................    $ 118,295     $       -
                                                        =========     =========
    Common stock issued for convertible debentures .    $  17,500     $       -
                                                        =========     =========

            See accompanying notes to unaudited financial statements.

                                        EXUS GLOBAL, INC.
                                     STATEMENT OF INVESTMENTS
                                          March 31. 2004
                                           (Unaudited)



                                                Percentage
                             Description            of       Cost and     Fair
       COMPANY               of Business        Ownership      Loans      Value    Affiliation
 -------------------   ----------------------   ----------   --------   --------   -----------
 AGI Partners, Ltd.    Management Consulting       100%      $257,700   $480,000     Yes (1)
 E Education Network   e-learning Development       40%        65,720     65,720     Yes (2)
                                                             --------   --------

 TOTAL INVESTMENTS                                           $323,420   $545,720
                                                             ========   ========


(1) Fair value determined by the Company's Board of Directors using the following formula: $96,000 of quarterly revenue annualized plus net assets

(2) Cost basis




            See accompanying notes to unaudited financial statements.

                                EXUS GLOBAL, INC.
                        Notes to the Financial Statements
                                 March 31, 2004

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2004, and the results of operations and cash flows for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These financial statements should be read in conjunction with the audited financial statements and related notes and schedules included in the Company's 2003 Annual Report filed on Form 10-KSB dated December 31, 2003. The results of operations for the periods ended March 31, 2004 and 2003 are not necessarily indicative of the operating results for the full years.

Currently, the Company is a business development company engaged in the business of investing in small to mid-sized companies in the education and communication sectors. The Company's current largest investment provides delivery of distant education and telecommunication focused is on the emerging markets of Central Asia, Eastern Europe, and Africa.

NOTE 2 - INVESTMENTS

The Company currently has investments in two entities:

The first is an investment in a wholly-owned, unconsolidated subsidiary, AGI Partners, Ltd. The Company issued 1,000,000 shares of its common stock to its Chief Executive Officer for the acquisition of AGI partners, Ltd. (AGI) on January 10, 2004. The shares were valued at $0.20 per share, which was the closing price of January 10, 2004 on the date of issue. The Company subsequently advanced a total of $57,700 to AGI as a loan. AGI is in the business of providing management, consulting and other services to small and micro cap companies. As of March 31, 2004, AGI held 12,000,000 shares, in Maxplanet Corporation, a Delaware corporation traded on the pink sheets. Currently, AGI holds 24,000,000 shares in Maxplanet. AGI, or approximately 55.6%, also has 3,000,000 shares, or approximately 3%, in Nevada Holding Corporation, a Nevada corporation.

The second is an investment in a 40% owned unconsolidated entity, E Education Network, Inc. In _January 2004, the Company paid $50,000 in exchange for 50% of the capital of E Education Network, Inc. (EEN). The balance of the shares of EEN are owned by Daniel Imperato, Christ Investments Ltd and Orbitel- One Inc a Company controlled by Isaac H Sutton, Exus CEO . In March 2003, the Company issued a dividend to Exus shareholders reducing the Company's interest to 40%. The Company subsequently advanced a total of $15,720 to E Education network as a loan. EEN is an e-learning Company distributing their product by a prepaid SmartEducation Card.

                                EXUS GLOBAL, INC.
                  Notes to the Financial Statements (continued)
                                 March 31, 2004

NOTE 2 - INVESTMENTS (continued)

As required by ASR 118, the investment committee of the company is required to assign a fair value to all investments. To comply with Section 2(a) (41) of the Investment Company Act and Rule 2a-4 under the Investment Company Act, it is incumbent upon the board of directors to satisfy themselves that all appropriate factors relevant to the value of securities for which market quotations are not readily available have been considered and to determine the method of arriving at the fair value of each such security. To the extent considered necessary, the board may appoint persons to assist them in the determination of such value, and to make the actual calculations pursuant to the board's direction. The board must also, consistent with this responsibility, continuously review the appropriateness of the method used in valuing each issue of security in the company's portfolio. The directors must recognize their responsibilities in this matter and whenever technical assistance is requested from individuals who are not directors, the findings of such intervals must be carefully reviewed by the directors in order to satisfy themselves that the resulting valuations are fair.

No single standard for determining "fair value...in good faith" can be laid down, since fair value depends upon the circumstances of each individual case. As a general principle, the current "fair value" of an issue of securities being valued by the board of directors would appear to be the amount which the owner might reasonably expect to receive for them upon their current sale. Methods which are in accord with this principle may, for example, be based on a multiple of earnings, or a discount from market of a similar freely traded security, or yield to maturity with respect to debt issues, or a combination of these and other methods. Some of the general factors which the directors should consider in determining a valuation method for an individual issue of securities include:

         1) the fundamental analytical data relating to the investment,

         2) the nature and duration of restrictions on disposition of the securities, and

         3) an evaluation of the forces which influence the market in which these securities are purchased and sold. Among the more specific factors which are to be considered are: type of security, financial statements, cost at date of purchase, size of holding, discount from market value of unrestricted securities of the same class at time of purchase, special reports prepared by analysis, information as to any transactions or offers with respect to the security, existence of merger proposals or tender offers affecting the securities, price and extent of public trading in similar securities of the issuer or comparable companies, and other relevant matters.

                                EXUS GLOBAL, INC.
                  Notes to the Financial Statements (continued)
                                 March 31, 2004

NOTE 2 - INVESTMENTS (continued)

The board has arrived at the following valuation method for its investments. Where there is not a readily available source for determining the market value of any investment, either because the investment is not publicly traded, or is thinly traded, and in absence of a recent appraisal, the value of the investment shall be based on the following criteria:

         1. Total amount of the Company's actual investment ("AI"). This amount shall include all loans, purchase price of securities, and fair value of securities given at the time of exchange.

         2. Total revenues for the preceding twelve months ("R").

         3. Earnings before interest, taxes and depreciation ("EBITD")

         4. Estimate of likely sale price of investment ("ESP")

         5. Net assets of investment ("NA")

         6. Likelihood of investment generating positive returns (going concern).

The estimated value of each investment shall be determined as follows:

         o Where no or limited revenues or earnings are present, then the value shall be the greater of the investment's a) net assets, b) estimated sales price, or c) total amount of actual investment.

         o Where revenues and/or earnings are present, then the value shall be the greater of one time (1x) revenues or three times (3x) earnings, plus the greater of the net assets of the investment or the total amount of the actual investment.

         o Under both scenarios, the value of the investment shall be adjusted down if there is a reasonable expectation that the Company will not be able to recoup the investment or if there is reasonable doubt about the investments ability to continue as a going concern.

Based on the previous methodology, the Company determined that its investment in AGI Partners, Ltd should be valued at $480,000 as of March 31, 2004. Accordingly, an unrealized gain of $222,300 has been recorded for the period ended March 31, 2004.

                                EXUS GLOBAL, INC.
                  Notes to the Financial Statements (continued)
                                 March 31, 2004

NOTE 2 - INVESTMENTS (continued)

The investment in E Education Network, Inc. consisted of an investment of $50,000 at March 31, 2004, at which time a 50% ownership interest was acquired. Additionally, the Company loaned E Education Network $15,720. March 2003, the Company issued a dividend to Exus shareholders reducing their holding by 10% to the current 40% interest.

The Company has determined that since EEN continues to meet its monthly objectives with respect to development of the program and that the value of the investment is not impaired. After the acquisition in January 2004, the investment and loans to EEN are being valued using the procedures described above.

The Company has not retained independent appraisers to assist in the valuation of the portfolio investments because the cost was determined to be prohibitive for the current levels of investments.

NOTE 3 - EQUITY TRANSACTIONS

In February 2004, the Company effected a 1 for 15 reverse stock split. All share and per share amounts have been retroactively adjusted to reflect the effect of the above splits.

During January 2004, the Company issued 473,332 shares of its free trading common stock for services rendered by consultants in 2003. Accordingly, the Company reduced accrued expense by $92,295.

On January 15, 2004 the Company issued 2,000,000 Series B preferred Shares to 11 consultants, directors and attorneys for the company for services rendered in 2003. Accordingly, the Company reduced accrued expense by $26,000.

On January 15, 2004, the Company issued 1,000,000 shares of its restricted shares of common stock for a 100% ownership interest in AGI partners, Ltd. The shares were valued at $.20 per share, which represents the fair market value of the shares as of the date of issuance, for a total issuance amount of $200,000.

During March 2004, the Company canceled 82,094 shares of its common stock issued for services in 2003.

                                EXUS GLOBAL, INC.
                  Notes to the Financial Statements (continued)
                                 March 31, 2004

NOTE 3 - EQUITY TRANSACTIONS

On March 3, 2004 the Company exchanged Unified Networks, Ltd. 10,000 series A preferred shares for 8,000,000 Series B preferred shares.

On March 24, 2004, the Company issued 233,333 shares of its free trading common stock upon the conversion of convertible debentures totaling $17,500. The shares were valued at an average of $.075 per share.

NOTE 4 - CONVERTIBLE DEBENTURES

During the three months ended March 31, 2004, the Company raised $325,000 of operating capital in the form of convertible debentures. The debentures have varying terms of six to twelve months, accrue interest at 8% to 12% per annum, and convert at a discount of 50% to 20% of the closing bid for the Company's common stock on the date of conversion.

The convertible debentures contain an imbedded beneficial conversion feature since the fair market value of the common stock exceeds the most beneficial exercise price on the debenture Issuance Date. The value was computed as $241,667. Since the conversion feature is exercisable immediately, the $241,667 was recognized as interest expense in the three months ended March 31, 2004.

At March 31, 2004, accrued interest related to the debentures amounted to $3,291.

NOTE 5 - SUBSEQUENT EVENTS

During April and May 2004, the Company issued 1,805,000 shares of its free trading common stock upon the conversion of convertible debentures totaling $34,325. The shares were valued at an average of $.019 per share.

During April and May 2004, the Company sold 6,866,698 common shares in the amount of $112,000 as consideration for cash received. The average price received was $.016 per share.

On May 24, 2004, HJ & Associates was engaged as the new principal independent accountants for Exus Global, Inc. (the "Registrant") and the Registrant dismissed the Registrant's principal independent accountants, Sherb & Co., LLP, which actions were recommended and approved by the Registrant's Board of Directors.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

GENERAL

The statements contained in this Quarterly Report on Form 10-Q that are not historical facts may contain forward-looking statements that involve a number of known and unknown risks and uncertainties that could cause actual results to differ materially from those discussed or anticipated by management. Potential risks and uncertainties include, among other factors, general business conditions, government regulations, manufacturing practices, competitive market conditions, success of the Company's business strategy, delay of orders, changes in the mix of products sold, availability of suppliers, concentration of sales in markets and to certain customers, changes in manufacturing efficiencies, development and introduction of new products, fluctuations in margins, timing of significant orders, and other risks and uncertainties currently unknown to management.

CRITICAL ACCOUNTING POLICIES

The Company's financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States of America ("GAAP"). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in the external disclosures of the Company including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. Valuations based on estimates are reviewed by us for reasonableness and conservatism on a consistent basis throughout the Company. Primary areas where financial information of the Company is subject to the use of estimates, assumptions and the application of judgment include acquisitions, valuation of investments, and the realizability of deferred tax assets. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions.

VALUATION OF LONG-LIVED AND INTANGIBLE ASSETS

The recoverability of long lived assets requires considerable judgment and is evaluated on an annual basis or more frequently if events or circumstances indicate that the assets may be impaired. As it relates to definite life intangible assets, we apply the impairment rules as required by SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Assets to Be Disposed Of" as amended by SFAS No. 144, which also requires significant judgment and assumptions related to the expected future cash flows attributable to the intangible asset. The impact of modifying any of these assumptions can have a significant impact on the estimate of fair value and, thus, the recoverability of the asset.

INCOME TAXES

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We regularly review our deferred tax assets for recoverability and establish a valuation allowance based upon historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. As of March 31, 2004, we estimated the allowance on net deferred tax assets to be one hundred percent of the net deferred tax assets.

VALUATION OF INVESTMENTS

As required by ASR 118, the investment committee of the company is required to assign a fair value to all investments. To comply with Section 2(a) (41) of the Investment Company Act and Rule 2a-4 under the Investment Company Act, it is incumbent upon the board of directors to satisfy themselves that all appropriate factors relevant to the value of securities for which market quotations are not readily available have been considered and to determine the method of arriving at the fair value of each such security. To the extent considered necessary, the board may appoint persons to assist them in the determination of such value, and to make the actual calculations pursuant to the board's direction. The board must also, consistent with this responsibility, continuously review the appropriateness of the method used in valuing each issue of security in the company's portfolio. The directors must recognize their responsibilities in this matter and whenever technical assistance is requested from individuals who are not directors, the findings of such intervals must be carefully reviewed by the directors in order to satisfy themselves that the resulting valuations are fair.

No single standard for determining "fair value...in good faith" can be laid down, since fair value depends upon the circumstances of each individual case. As a general principle, the current "fair value" of an issue of securities being valued by the board of directors would appear to be the amount which the owner might reasonably expect to receive for them upon their current sale. Methods which are in accord with this principle may, for example, be based on a multiple of earnings, or a discount from market of a similar freely traded security, or yield to maturity with respect to debt issues, or a combination of these and other methods. Some of the general factors which the directors should consider in determining a valuation method for an individual issue of securities include:
1) the fundamental analytical data relating to the investment, 2) the nature and duration of restrictions on disposition of the securities, and 3) an evaluation of the forces which influence the market in which these securities are purchased and sold. Among the more specific factors which are to be considered are: type of security, financial statements, cost at date of purchase, size of holding, discount from market value of unrestricted securities of the same class at time of purchase, special reports prepared by analysis, information as to any transactions or offers with respect to the security, existence of merger proposals or tender offers affecting the securities, price and extent of public trading in similar securities of the issuer or comparable companies, and other relevant matters.

The board has arrived at the following valuation method for its investments. Where there is not a readily available source for determining the market value of any investment, either because the investment is not publicly traded, or is thinly traded, and in absence of a recent appraisal, the value of the investment shall be based on the following criteria:

         1. Total amount of the Company's actual investment ("AI"). This amount shall include all loans, purchase price of securities, and fair value of securities given at the time of exchange.

         2. Total revenues for the preceding twelve months ("R").

         3. Earnings before interest, taxes and depreciation ("EBITD")

         4. Estimate of likely sale price of investment ("ESP")

         5. Net assets of investment ("NA")

         6. Likelihood of investment generating positive returns (going concern).

The estimated value of each investment shall be determined as follows:

         o Where no or limited revenues or earnings are present, then the value shall be the greater of the investment's a) net assets, b) estimated sales price, or c) total amount of actual investment.

         o Where revenues and/or earnings are present, then the value shall be the greater of one time (1x) revenues or three times (3x) earnings, plus the greater of the net assets of the investment or the total amount of the actual investment.

         o Under both scenarios, the value of the investment shall be adjusted down if there is a reasonable expectation that the Company will not be able to recoup the investment or if there is reasonable doubt about the investments ability to continue as a going concern.

The Company has not retained independent appraises to assist in the valuation of the portfolio investments because the cost was determined to be prohibitive for the current levels of investments.

COMPANY STRATEGY

Exus Global, Inc. (the "Company") is a closed-end, non - diversified Investment Company under the Investment Company Act of 1940, as amended (the "Investment Company Act"). The Company is engaged in the business of investing in small to mid-sized companies in the education, communication sectors and other companies it deems appropriate. The Company's current largest portfolio investment provides delivery of distant education focused on the emerging markets of Central Asia, Eastern Europe, and Africa. A business development company is a type of Investment Company that generally must maintain 70% of its assets in new, financially troubled or otherwise qualified companies and offers significant managerial assistance to such companies.

The Company presently has two investee companies to which it provides management assistance. Business development companies are not subject to the full extent of regulation under the Investment Company Act, as amended. The Registrant is primarily engaged in the business of investing in and providing managerial assistance to developing companies, which, in its opinion, have significant potential for growth. The Registrant's investment objective is to achieve long-term capital appreciation, rather than current income, on its investments. Currently, the Registrant's investment activity is limited by its working capital. There is no assurance that the Company's objective will be achieved.

In 2003, the Company acquired 50% of the common stock of E Education Network, Inc, (EEN) a Nevada corporation based in New York that distributes a Prepaid smart EducationCard for online learning, in exchange for $50,000 investment. In addition Exus will be providing a working capital line of credit [file as an exhibit] for $100,000 of which the Company loaned $15,720. EEN has an extensive distribution network in Eastern Europe and emerging markets. This world-wide network gives EEN even greater potential to increase stock liquidity and raise investment money.

On January 15, 2004, the Company acquired 100% of the common stock of AGI Partners, LTD., a New York-based private company that provides management consulting, accounting, and financial services to public companies, in exchange for 1,000,000 shares of the Company's restricted common stock. Prior to the acquisition by the Company, AGI Partners, LTD was controlled by a member of the Company's board of directors

On January 26, 2004, the Company's Board of Directors unanimously approved a resolution to effect a 1 for 15 reverse split of the Company's common stock, which was subsequently approved by a vote of the majority of shareholders. This reverse split was done to better position the capital structure of the Company in order to raise investment money to implement the Company's business strategy.

On March 1, 2004, an amendment to the Company's Articles of Incorporation was filed with the Secretary of State of the State of Nevada amending the Company's Articles as described above.

On March 9, 2004, the Company's Board of Directors elected to be regulated as a business investment company under the Investment Company Act of 1940. As a business development company ("BDC"), the Company is required to maintain at least 70% of its assets invested in "eligible portfolio companies", which are loosely defined as any domestic company which is not publicly traded or that has assets less than $4 million.

Currently, the Company and Maxplanet are in discussions with Wireless Ink LLC a private company to be acquired by Maxplanet Corp. Other than the possibility of the Company providing a Line of Credit to Maxplanet Corp after the acquisition, the Company has no additional commitments for material expenditures or investments.

It should be noted that the Company's prior auditors, Sherb & Co., LLC, have expressed in their audit opinion letter accompanying the financial statements for the year ended December 31, 2003 that there is substantial doubt about the Company's ability to continue as a going concern.

RESULTS OF OPERATIONS

QUARTER ENDED MARCH 31, 2004 COMPARED TO QUARTER ENDED MARCH 31, 2003

During the quarter ended March 31, 2004, the Company had a net decrease in net assets resulting from operations of $189,677 compared to a net decrease in net assets from operations of $260,625 for the same quarter of 2003. The net decrease in net assets in 2004 resulted from an unrealized gain on the Company's investment in AGI Partners, LTD and E Education Network, Inc of $222,300 and recorded other income of $20,000 offset by operating expenses of $431,977.

Operating expenses were $431,977 and $260,625 for the quarters ended March 31, 2004 and 2003, respectively. The increase is attributed to the commencement of operations associated with operating as a business development company, whereas the Company was not operational during the first two quarters of 2003. Operating expenses in the quarter ended March 31, 2004 included $83,000 in "Professional Fees" which included accounting, legal and consulting fees. Additionally, interest expense for the quarter ended March 31, 2004 was $248,708 compared to $0 for the quarter ended March 31, 2003. The increase is attributed to the recording of an interest of $241,667 related to the beneficial conversion feature of our convertible debentures.

LIQUIDITY AND CAPITAL RESOURCES

The accompanying financial statements have been prepared in conformity with principles of accounting applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had a net decrease in net assets from operations of $(189,677) and has incurred operating losses from inception and has an accumulated deficit of $(9,524,984). The Company requires additional capital to meet its operating requirements. Management plans to increase cash flows through the sale of securities (see following paragraph below) and, through it's on going profitable operations. There are no assurances that such plans will be successful. No adjustments have been made to the accompanying financial statements as a result of this uncertainty.

For the three months ended March 31, 2004, the Company used cash in operating activities of $230,288 compared to $87,086 for the three months ended March 31, 2003.

For the three months ended March 31, 2004, we used cash for the purpose of investing in our investee companies of $123,420.

For the three months ended March 31, 2004, net cash provided by financing activities was $354,348 as compared to net cash provided by financing activities of $48,335 for the three months ended March 31, 2003. During the three months ended March 31, 2004, we received advances from officers of $14,598 and proceeds from the collection of subscriptions receivable of $14,750. Additionally, we began issuing subordinated convertible debentures. The debentures bear interest at 8%, mature sixty (60) days from the date of issuance, and are convertible into restricted common stock at a discount to market of 50% -20% from the closing bid price on the date of conversion.

Through March 31, 2004, a total of $325,000 had been raised under these terms and $17,500 had been converted into common stock leaving a balance due as of March 31, 2004 of $307,500. An additional $112,000 of operating capital was raised through the sale of common stock in April and May 2004.

On March 9, 2004, the Company filed a notification with the Commission of its intent to raise capital through the issuance of securities exempt from registration under Regulation E of the Securities Act of 1933. This exemption allows the Company to sell up to $5,000,000 of securities exempt from registration. Through the end of May 2004, the Company raised $112,000 through the sale of 6,866,698 shares of common stock through the use of the Regulation E exemption.

There is no assurance that the Company will be able to raise any additional funds through the issuance of the remaining convertible debentures or that any funds made available will be adequate for the Company to continue as a going concern. Further, if the Company is not able to generate positive cash flow from operations, or is unable to secure adequate funding under acceptable terms, there is substantial doubt that the company can continue as a going concern.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have invested in small and medium-sized companies, and our investments are considered speculative in nature. Our investments often include securities that are subject to legal or contractual restrictions on resale that adversely affect the liquidity and marketability of such securities. As a result, we are subject to risk of loss which may prevent our stockholders from achieving price appreciation and dividend distributions. The portion of our portfolio consisting of investments in private companies is also subject to valuation risk. We value our privately held investments based on a determination of their fair value made in good faith by our board of directors on a quarterly basis in accordance with our established guidelines. In the absence of a readily ascertainable market value, the estimated values of our investments may differ significantly from the values that would exist if a ready market for these securities existed. Any changes in valuation are recorded in our statements of operations as "Net unrealized gain (loss) on investments."

We consider the management of equity price risk essential to conducting our business and maintaining our profitability. Our portfolio consists of investments in private companies. We anticipate no impact on these investments from modest changes in public market equity prices. However, should significant changes in market prices occur, there could be a long-term effect on valuations of private companies, which could affect the carrying value and the amount and timing of gains realized on these investments. This could also affect our ability to generate cash through the sale of private equity investments, since there may not be realistic initial public offering opportunities.

ITEM 4.  CONTROLS AND PROCEDURES

(a) As of the end of the period covered by this quarterly report on Form 10-Q, the Company's chief executive officer and chief financial officer conducted an evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934). Based upon this evaluation, the Company's chief executive officer and chief financial officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them of any material information relating to the Company that is required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934. (b) There have not been any significant changes in the Company's internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.


                           PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings

The Company has six judgments against it for a total amount of $127,518. The Company is in discussions with the judgment creditors for settlement. Such amounts have been accrued in the financial statements. In addition, the Company has agreed to settle a litigation with a lender of $50,000 which Exus has committed to pay the $50,000 loan + interest over a 3 year period. The Company knows of no material legal proceedings pending or threatened, or judgments entered against any of its Directors or Officers in their capacity as such.

ITEM 2.  Changes in Securities

On March 9, 2004 we amended our Articles of Incorporation to authorize up to 20,000,000 shares of a new class of Preferred Stock ("Preferred Stock") in which 10,000,000 shares are designated as class B series stock. The Preferred Stock may be issued in one or more series, the terms of which may be determined at the time of issuance by the Board of Directors, without further shareholder action, and may include voting rights (including the right to vote as a series on particular matters), preferences as to dividends and liquidation, conversion and redemption rights and sinking fund provisions.

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

On January 15, 2004 we issued 2,000,000 Series B preferred Shares to 11 consultants, directors and attorneys for the company for services rendered in 2003.

On January 15, 2004, we issued 1,000,000 shares of restricted shares of common stock for a 100% ownership interest in AGI partners, Ltd.

On March 3, 2004 we exchanged Unified Networks, Ltd. 10,000 series A preferred shares for 8,000,000 Series B preferred shares.

On March 24, 2004, we issued 233,333 shares of free trading common stock upon the conversion of convertible debentures totaling $17,500, under our Reg E offering.

ITEM 3.  Defaults Upon Senior Securities

         None

ITEM 4.  Submission of Matters to Vote of Security Holders

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

ITEM 5.  Other Information

On May 24, 2004, HJ & Associates was engaged as the new principal independent accountants for Exus Global, Inc. (the "Registrant") and the Registrant dismissed the Registrant's principal independent accountants, Sherb & Co., LLP, which actions were recommended and approved by the Registrant's Board of Directors.

ITEM 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

 Exhibit No.   Description
 -----------   -----------

    3.1        Series B Preferred Certificate of Designation filed March 9 2004.

    31.1       Certification by Chief Executive Officer Pursuant to Section 302

    31.2       Certification by Chief Financial Officer Pursuant to Section 302

    32.1       Certification by Chief Executive Officer Pursuant to Section 906

    32.2       Certification by Chief Financial Officer Pursuant to Section 906

(b) Reports on Form 8-K

On March 3, 2004, we filed a Current Report on Form 8-K under Item 5 reporting that our Board of Directors approved a one-for-fifteen (1:15) reverse stock split. As a result of the reverse stock split, the new trading symbol for the company is "EXGO". Said report also discussed the creation of the 10,000,000 shares of Series B preferred.


                                 SIGNATURE PAGE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date: June 3, 2004                      /s/ Isaac H Sutton
                                        Isaac H Sutton
                                        Chief Executive Officer