Form 10-Q
period 2004-06-30
EXUS GLOBAL INC
filed 2004-08-23
CIK 810270

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

               [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF
                    THE SECURITIES AND EXCHANGE ACT OF 1934.

                       For the period ended June 30, 2004

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

State the number of shares outstanding of each of the issuer's classes of common equity, as the latest practicable date: There were 54,335,149 shares of the Registrant's common stock issued and outstanding as of August 20, 2004.

                                EXUS GLOBAL, INC.
                                    FORM 10-Q
                      QUARTERLY PERIOD ENDED JUNE 30, 2004

                                      INDEX

                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

      Item 1 - Financial Statements

      Balance Sheet
               June 30, 2004 (Unaudited) and December 31, 2003.................3

      Statements of Operations (Unaudited)
               For the Three and Six Months Ended June 30, 2004 and 2003.......4

      Statements of Cash Flows (Unaudited)
               For the Six Months Ended June 30, 2004 and 2003.................5

      Statement of Investments (Unaudited)
               June 30, 2004 ..................................................6

      Notes to Financial Statements.........................................7-11

      Item 2 - Management's Discussion and Analysis or Plan of Operation...12-18

      Item 3 - Quantitative and Qualitative Disclosures about Market Risk.....19

      Item 4 - Controls and Procedures........................................19

PART II - OTHER INFORMATION

      Item 1 - Legal Proceedings..............................................19

      Item 2 - Changes in Securities and Use of Proceeds......................20

      Item 3 - Default upon Senior Securities.................................20

      Item 4 - Submission of Matters to a Vote of Security Holders............20

      Item 5 - Other Information..............................................20

      Item 6 - Exhibits and Reports on Form 8-K...............................21

      Signatures..............................................................21

                                EXUS GLOBAL, INC.
                                 BALANCE SHEETS

                                                        June 30,    December 31,
                                                          2004          2003
                                                      -----------   -----------
                                                      (Unaudited)     (Audited)
                                     ASSETS

Loans and investments in portfolio securities,
 at market or fair value:
  Affiliated companies (cost of $285,750) ..........  $   285,750   $         -
  Controlled companies (cost of $210,462) ..........      541,847             -
Cash ...............................................       37,597           812
Other assets .......................................          500        13,350
                                                      -----------   -----------

    Total assets ...................................  $   865,694   $    14,162
                                                      ===========   ===========

                      LIABILITIES AND NET ASSETS (DEFICIT)

Current liabilities:
  Accounts payable and accrued expenses ............  $   572,189   $   880,835
  Due to officer ...................................      199,326       323,339
  Convertible debentures payable ...................      202,375             -
  Loans payable ....................................      244,366       237,500
                                                      -----------   -----------

    Total current liabilities ......................    1,218,256     1,441,674
                                                      -----------   -----------

Net assets (deficit):
  Preferred stock, no par value; 10,000,000 shares
    authorized; no shares issued and outstanding ...            -             -
  Series A preferred stock, no par value;
    10,000,000 shares authorized; 0 and 10,000
    shares issued and outstanding, respectively ....            -       201,054
  Series B preferred stock, $.001 par value;
    10,000,000 shares authorized; 10,000,000 and
    0 shares issued and outstanding, respectively ..       10,000             -
  Common stock, $.001 par value, 900,000,000 shares
    authorized 49,851,816 and 3,866,141 shares
    issued and outstanding, respectively ...........       49,852         3,866
  Additional paid-in-capital .......................    9,198,387     7,717,625
  Stock subscription receivable ....................            -       (14,750)
  Accumulated deficit ..............................   (9,610,801)   (9,335,307)
                                                      -----------   -----------

    Total net assets (deficit) .....................     (352,562)   (1,427,512)
                                                      -----------   -----------

    Total liabilities and net assets (deficit) .....  $   865,694   $    14,162
                                                      ===========   ===========

Net assets per share ...............................  $     (0.01)  $     (0.37)
                                                      ===========   ===========

              See accompanying notes to unaudited financial statements.

                                                 EXUS GLOBAL, INC.
                                              STATEMENTS OF OPERATIONS

                                                          For the Three Months Ended    For the Six Months Ended
                                                                    June 30,                     June 30,
                                                          --------------------------   --------------------------
                                                              2004          2003           2004           2003
                                                          ------------   -----------   ------------   -----------
                                                           (Unaudited)   (Unaudited)    (Unaudited)   (Unaudited)
Operating Expenses:
   General and administration fees .....................  $     37,569   $    33,149   $     65,365   $    44,659
   Compensation  and stock-based compensation expense ..        68,000        60,000        132,000       305,615
   Professional fees ...................................        18,971         2,000        110,444         5,500
   Interest expense ....................................       150,362             -        399,070             -
                                                          ------------   -----------   ------------   -----------

Total operating expenses ...............................       274,902        95,149        706,879       355,774
                                                          ------------   -----------   ------------   -----------

Investment Loss, net ...................................      (274,902)      (95,149)      (706,879)     (355,774)

Other Income:
   Other income ........................................        80,000             -        100,000             -
                                                          ------------   -----------   ------------   -----------

Net decrease in net assets prior to net realized and
unrealized gains on investments ........................      (194,902)      (95,149)      (606,879)     (355,774)
                                                          ------------   -----------   ------------   -----------

Net Realized and Unrealized Appreciation on Investments:
   Net change in unrealized appreciation/
     depreciation on investments .......................       109,085             -        331,385             -
                                                          ------------   -----------   ------------   -----------

Net realized and unrealized appreciation on
investment transactions ................................       109,085             -        331,385             -
                                                          ------------   -----------   ------------   -----------

Net increase (decrease) in net assets resulting
  from operations ......................................  $    (85,817)  $   (95,149)  $   (275,494)  $  (355,774)
                                                          ============   ===========   ============   ===========

Net decrease in net assets from
operations per share, basic and diluted ................  $      (0.01)  $     (0.05)  $      (0.03)  $     (0.20)
                                                          ============   ===========   ============   ===========

Weighted average number of shares outstanding,
basic and diluted ......................................    15,189,845     1,919,902     10,166,145     1,780,406
                                                          ============   ===========   ============   ===========

                             See accompanying notes to unaudited financial statements.

                                                        -4-

                                         EXUS GLOBAL, INC.
                                     STATEMENTS OF CASH FLOWS
                                                                       For the Six Months Ended
                                                                                June 30,
                                                                      ---------------------------
                                                                          2004            2003
                                                                      -----------     -----------
                                                                      (Unaudited)     (Unaudited)
Cash flows from operating activities:

Net decrease in net assets resulting from operations ................  $(275,494)      $(355,774)
                                                                       ---------       ---------

  Adjustments to reconcile net decrease in nets
    assets from operatrions to net cash used in operating activities:
      Net unrealized gain in investments ............................   (331,385)              -
      Stock issued for services .....................................          -         185,615
      Beneficial conversion .........................................    241,667               -
      Interest expense ..............................................     10,000               -
      Common stock issued for anti-dilutive rights ..................    130,000               -
      Other income from reduction of debt ...........................   (100,000)              -

  Changes in assets and liabilities:
    (Increase) decrease in assets:
      Other assets ..................................................     12,850          15,000
    Increase (decrease) in liabilities:
      Accounts payable and accrued expenses .........................    (37,244)        (10,250)
                                                                       ---------       ---------

    Total adjustments ...............................................    (74,112)        190,365
                                                                       ---------       ---------

Net cash used in operating activities ...............................   (349,606)       (165,409)
                                                                       ---------       ---------

Cash flows from investing activities:
  Cash paid for investments .........................................   (296,212)              -
                                                                       ---------       ---------

Cash flows from financing activities:
  Proceeds from convertible debentures ..............................    325,000               -
  Proceeds from officer .............................................     (4,013)        129,971
  Proceeds from notes payable .......................................          -          17,000
  Repayment of notes payable ........................................     (3,134)              -
  Common stock to be issued .........................................          -         (20,000)
  Proceeds from sale of common stock ................................    350,000               -
  Proceeds from subscription receivable .............................     14,750               -
                                                                       ---------       ---------

Net cash provided by financing activities ...........................    682,603         126,971
                                                                       ---------       ---------

Net increase (decrease) in cash .....................................     36,785         (38,438)

Cash, beginning of year .............................................        812          38,933
                                                                       ---------       ---------

Cash, end of period .................................................  $  37,597       $     495
                                                                       =========       =========

Supplemental disclosure of cash flow information:
      Interest ......................................................  $  15,000       $       -
                                                                       =========       =========
      Income taxes ..................................................  $       -       $       -
                                                                       =========       =========

NON-CASH INVESTING AND FINANCING ACTIVITIES:
      Common stock issued for debts .................................  $ 291,402       $       -
                                                                       =========       =========
      Common stock issued for convertible debentures ................  $ 122,625       $       -
                                                                       =========       =========
      Common stock issued for investment ............................  $ 200,000       $       -
                                                                       =========       =========

                            See notes to unaudited financial statements

                                                -5-

                                           EXUS GLOBAL, INC.
                                       STATEMENT OF INVESTMENTS
                                             June 30, 2004
                                              (Unaudited)


                                                       Percentage
                                    Description            of       Cost and     Fair
          COMPANY                   of Business        Ownership      Loans      Value    Affiliation
 --------------------------   ----------------------   ----------   --------   --------   -----------
 AGI Partners, Ltd.           Management Consulting       100%      $210,462   $541,847     Yes (1)
 Nevada Holding Group, Inc.   Investment                    3%      $ 30,000     30,000     No  (2)
 Maxplanet Corp.              Media Communication          52%      $205,750    205,750     Yes (2)
 E Education Network          e-learning Development       40%      $ 50,000     50,000     Yes (2)
                                                                    --------   --------

 TOTAL INVESTMENTS                                                  $496,212   $827,597
                                                                    ========   ========


(1) Fair value determined by the Company's Board of Directors using the following formula: $230,000 of semi annual revenue annualized plus net assts

(2) Cost basis


                       See accompanying notes to unaudited financial statements

                                                  -6-

                                EXUS GLOBAL, INC.
                        Notes to the Financial Statements
                                  June 30, 2004

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position as of June 30, 2004, and the results of operations and cash flows for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These financial statements should be read in conjunction with the audited financial statements and related notes and schedules included in the Company's 2003 Annual Report filed on Form 10-KSB dated December 31, 2003. The results of operations for the periods ended June 30, 2004 and 2003 are not necessarily indicative of the operating results for the full years.

Currently, the Company is a business development company engaged in the business of investing in small to mid-sized companies primarily in the education and communication sectors.

NOTE 2 - INVESTMENTS

The Company currently has investments in four entities:

AGI Partners, Ltd.

The first is an investment in a wholly-owned, unconsolidated subsidiary, AGI Partners, Ltd. The Company issued 1,000,000 shares of its common stock to its Chief Executive Officer for the acquisition of AGI partners, Ltd. (AGI) on January 10, 2004. The shares were valued at $0.20 per share, which was the closing price of January 10, 2004 on the date of issue. The Company subsequently advanced a total of $10,462 to AGI as a loan. AGI is in the business of providing management, consulting and other services to small and micro cap companies. For the six months ending June 30, 2004 sales were $230,000 for consulting services with a net profit of $81,847.

E Education Network, Inc.

The second is an investment in a 40% owned unconsolidated entity, E Education Network, Inc. In January 2004, the Company paid $50,000 in exchange for 50% of the capital of E Education Network, Inc. (EEN). The balance of the shares of EEN are owned by Daniel Imperato, Christ Investments Ltd and Orbitel- One Inc., a Company controlled by Isaac H Sutton, Exus CEO . In March 2003, the Company issued a dividend to Exus shareholders reducing the Company's interest to 40%. EEN is an e-learning Company distributing their product by a prepaid SMARTEDUCATION Card(TM). In July E Education Network, Inc. entered into an Agreement with DiscoveryTel, Inc. to sell 10,000,000 shares of EEN, diluting Exus' interest to 20%.

                                EXUS GLOBAL, INC.
                  Notes to the Financial Statements (continued)
                                  June 30, 2004

NOTE 2 - INVESTMENTS (CONTINUED)

Maxplanet Corp.

The third is an investment in Maxplanet Corp.(MXNT). Exus holds 24 Million shares of this Publicly Traded Company which it has received from its portfolio Company AGI Partners, Ltd. for services rendered. During April, May and June Exus loaned $200,000 to AGI Partners, Ltd. and received these shares in lieu of payment. As of June 30, 2004 the market value of these shares based on the stock closing price was $720,000. Through the introduction of AGI, Maxplanet has entered into a Letter of Intent with Wireless Ink LLC a new age media company. The acquisition is expected to close in the third quarter of 2004.

Nevada Holding Group, Inc.

The fourth is an investment in Nevada Holding Group, Inc. (NVHG). Exus holds 3 Million shares of this Publicly Traded Company which it has received from its portfolio Company AGI Partners, Ltd. for services rendered. During April, May and June Exus loaned $30,000 to AGI Partners, Ltd. and received these shares in lieu of payment. As of June 30, 2004 the market value of these shares based on the stock closing price was $180,000.

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

No single standard for determining "fair value...in good faith" can be laid down, since fair value depends upon the circumstances of each individual case. As a general principle, the current "fair value" of an issue of securities being valued by the board of directors would appear to be the amount which the owner might reasonably expect to receive for them upon their current sale. Methods which are in accord with this principle may, for example, be based on a multiple of earnings, or a discount from market of a similar freely traded security, or yield to maturity with respect to debt issues, or a combination of these and other methods. Some of the general factors which the directors should consider in determining a valuation method for an individual issue of securities include:

1) the fundamental analytical data relating to the investment,

2) the nature and duration of restrictions on disposition of the securities, and

                                EXUS GLOBAL, INC.
                  Notes to the Financial Statements (continued)
                                  June 30, 2004

NOTE 2 - INVESTMENTS (CONTINUED)

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

                                EXUS GLOBAL, INC.
                  Notes to the Financial Statements (continued)
                                  June 30, 2004

NOTE 2 - INVESTMENTS (CONTINUED)

Based on the previous methodology, the Company determined that its investment in AGI Partners, Ltd should be valued at $541,847 as of June 30, 2004. Accordingly, an unrealized gain of $331,385 has been recorded through the period ended June 30, 2004.

The investment in E Education Network, Inc. consisted of an investment of $50,000 at June 30, 2004, at which time a 50% ownership interest was acquired. The Company issued a dividend to Exus shareholders reducing their holding by 10% to the current 40% interest. The Company has determined that since EEN continues to meet its monthly objectives with respect to development of the program and that the value of the investment is not impaired. After the acquisition in January 2004, the investment and loans to EEN are being valued using the procedures described above.

The investment in Maxplanet Corp. is valued at cost of $205,750 as of June 30, 2004.

The investment in Nevada Holding Group, Inc. is valued at cost of $30,000 as of June 30, 2004.

The Company has not retained independent appraisers to assist in the valuation of the portfolio investments because the cost was determined to be prohibitive for the current levels of investments.

NOTE 3 - EQUITY TRANSACTIONS

During April 2004, the Company canceled 4,396 shares of its common stock issued for services in 2003.

During the three months ended June 30, 2004 the Company issued 4,791,667 shares of its free trading common stock under Regulation E upon the conversion of convertible debentures totaling $105,125. The shares were valued at an average of $.022 per share.

During the three months ended June 30, 2004 the Company issued 3,540,467 shares of its common stock under Regulation E upon the conversion of accrued expenses totaling $53,107.

During the three months ended June 30, 2004, the Company sold 21,533,366 shares of common stock under Regulation E for net cash proceeds of $350,000.

In June 2004, Isaac Sutton, CEO of Company, converted $120,000 of the Company debt to 8,000,000 shares of the Company's restricted common stock.

In June 2004, the Company issued to New Canaan Investment Partners, LLC, 6,500,000 shares of the Company's Common Stock under an Anti Dilution Agreement dated December 2002. The Company valued these common shares at the fair market value on the dates of grant or $130,000, based on the quoted trading price and recorded interest expense in this amount.

                                EXUS GLOBAL, INC.
                  Notes to the Financial Statements (continued)
                                  June 30, 2004

NOTE 4 - CONVERTIBLE DEBENTURES

During the six months ended June 30, 2004, the Company raised $325,000 of operating capital in the form of convertible debentures. The debentures have varying terms of six to twelve months, accrue interest at 8% to 12% per annum, and convert at a discount of 50% to 20% of the closing bid for the Company's common stock on the date of conversion. For the six months ended June 30, 2004, the Company issued 5,025,000 shares of its free trading common stock upon the conversion of convertible debentures totaling $122,625. At June 30, 2004, the balance of the convertible debenture is $202,375.

The convertible debentures contain an imbedded beneficial conversion feature since the fair market value of the common stock exceeds the most beneficial exercise price on the debenture Issuance Date. The value was computed as $241,667. Since the conversion feature is exercisable immediately, the $241,667 was recognized as interest expense in the three months ended June 30, 2004.

NOTE 5 - SUBSEQUENT EVENTS

On July 1 John Skinner and Miller Mays resigned as Directors of the Company. Per BDC rules a majority of directors are required to be independent. In July Exus has invested in a company called GoIP Global, Inc. where Mr. John Skinner and Mr. Miller Mays are principals which conflicts with their independent status as Directors. In July Mr. Mark Mayoka was appointed as a new Board member and a member of the Investment and Audit committees.

In July E Education Network, Inc. (EEN) entered into a Share Sale Agreement with DiscoveryTel, Inc., whereby EEN will issue 10,000,000 shares (50%) of the Company to DiscoveryTel, Inc. or their affiliates for $10,000 and management services. In addition DiscoveryTel, Inc. has agreed to assume $50,000 debt which is due by Exus to New Canaan Investment Partners, LLC, which has been confirmed and agreed by New Canaan Investment Partners, LLC. New Canaan Investment partners, LLC are principals in DiscoveryTel Inc.

Subsequent to June 30, 2004, the Company sold 4,483,333 shares of common stock for net cash proceeds of $71,000.

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

CRITICAL ACCOUNTING POLICIES

The Company's financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States of America ("GAAP"). GAAP requires the use of estimates, assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in the external disclosures of the Company including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. Valuations based on estimates are reviewed by us for reasonableness and conservatism on a consistent basis throughout the Company. Primary areas where financial information of the Company is subject to the use of estimates, assumptions and the application of judgment include acquisitions, valuation of investments, and the realizability of deferred tax assets. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions.

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

INCOME TAXES

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We regularly review our deferred tax assets for recoverability and establish a valuation allowance based upon historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. As of June 30, 2004, we estimated the allowance on net deferred tax assets to be one hundred percent of the net deferred tax assets.

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

The Company presently has four investee companies to which it provides management assistance. Business development companies are not subject to the full extent of regulation under the Investment Company Act, as amended. The Registrant is primarily engaged in the business of investing in and providing managerial assistance to developing companies, which, in its opinion, have significant potential for growth. The Registrant's investment objective is to achieve long-term capital appreciation, rather than current income, on its investments. Currently, the Registrant's investment activity is limited by its working capital. There is no assurance that the Company's objective will be achieved.

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

In July EEN entered into an agreement with DiscoveryTel, Inc. - http://www.discoverytel.com - to manage the Company's online education business which is focused on emerging markets. DiscoveryTel, Inc, in conjunction with its major shareholder Modern Africa Fund - http://www.mafm.com - will develop and offer online education through its existing and growing infrastructure in Africa. Per terms of the agreement, 50% of the Company will be acquired by DiscoveryTel, Inc. and its management group.

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

In the 1st and 2nd quarter, AGI Partners, Ltd. received for services rendered 24 Million shares of Maxplanet Corp. (MXNT). These shares have been up streamed to Exus Global, Inc. Maxplanet Corp. has been an Internet portal and multimedia company since the late 90s and is currently listed on the Pink Sheets under ticker symbol "MXNT". In April, Maxplanet Corp. announced the proposed acquisition of Wireless Ink, LLC and anticipates the closing in August 2004. Wireless Ink enables a new form of media where the masses can engage in mobile virtual communities for wireless service carriers, content publishers, and other organizations and enterprises. By providing the most complete mobile website publishing platform available today, Wireless Ink allows users to create, maintain end update mobile websites within minutes and view them on their mobile phones, PDAs or ether mobile devices. During the current product development and testing phase, the company hosts approximately 4,000 mobile web sites. Reiter's Wireless Data Web Log reported on February 12th, 2004 that WlNK site is "fast to use", offers easy-to-read screens" and has "interesting features". More information is available at http://wirelessink.com and http://winksite.com. Exus holds 24 Million shares or 52% of the company prior to the acquisition.

It should be noted that the Company's prior auditors, Sherb & Co., LLC, have expressed in their audit opinion letter accompanying the financial statements for the year ended December 31, 2003 that there is substantial doubt about the Company's ability to continue as a going concern.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2004 COMPARED TO THREE MONTHS ENDED JUNE 30, 2003

OPERATING EXPENSES

         Operating expenses for the three months ended June 30, 2004 were $274,902 as compared to $95,149 for the three months ended June 30, 2003. This increase was mainly a result of an increase in professional fees, compensation expense, and interest expense.

         General and administrative expenses, consisting primarily of office operations, travel, data communications and supplies expenses, were $37,569 for the three months ended June 30, 2004, as compared to $33,149 for the three months ended June 30, 2003. This increase is primarily a result of expenses from increased operations.

         Compensation and stock-based compensation expense for the three months ended June 30, 2004 were $68,000, as compared to $60,000 for the three months ended June 30, 2003. The increase is attributable primarily to the payment of director fees in fiscal 2004 of $8,000.

         Professional fees for the three months ended June 30, 2004 were $18,971 as compared to approximately $2,000 for the three months ended June 30, 2003. The increase is attributable primarily to increased fees related to our SEC filings, and legal fees associated with becoming a Business Development Company.

         Interest expense for the three months ended June 30, 2004 was $150,362 and was incurred on our notes payable and debentures payable. Additionally, we recorded interest expense of $132,000 related the issuance of 6,500,000 shares of common stock under anti-dilutive provisions. There was no interest expense for the three months ended June 30, 2003 because there were no borrowings outstanding.

         Other income for the three months ended June 30, 2004 was $80,000, as compared to $0 for the three months ended June 30, 2003 and related to the reduction of accrued expenses due to a prior over-accrual of expenses related to our operations before becoming a business development company which management has determined in not payable.

NET UNREALIZED APPRECIATION (DEPRECIATION) ON INVESTMENTS

         For the three months ended June 30, 2004, we recorded net unrealized appreciation on investments of $109,085 as compared to net unrealized appreciation of $0 for the three months ended June 30, 2003. The net unrealized appreciation is attributable to our investment in AGI Partners, LTD. In 2003, we did not operate as a business development company.

NET DECREASE IN NET ASSETS RESULTING FROM OPERATIONS

         Overall, we realized a net decrease in net assets resulting from operations of $85,817 for the three months ended June 30, 2004. Based on a weighted-average of 15,189,845 (basic and diluted) shares outstanding, our net decrease in net assets resulting from operations per weighted average common share for the three months ended June 30, 2004 was $(0.01).

         For the three months ended June 30, 2003, we realized a net decrease in net assets resulting from operations of $95,149. Based on a weighted-average shares outstanding of 1,919,902 (basic and diluted), our net decrease in net assets resulting from operations per weighted average common share for the three months ended June 30, 2003 was $(0.05).

SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO SIX MONTHS ENDED JUNE 30, 2003

OPERATING EXPENSES

         Operating expenses for the six months ended June 30, 2004 were $706,879 as compared to $355,774 for the six months ended June 30, 2003. This increase was mainly a result of an increase in professional fees, general and administrative expense, and interest expense, offset by a decrease in stock-based compensation expense.

         General and administrative expenses, consisting primarily of office operations, travel, data communications and supplies expenses, were $65,365 for the six months ended June 30, 2004, as compared to $44,659 for the six months ended June 30, 2003. This increase is primarily a result of expenses from increased operations.

         Compensation and stock-based compensation expense for the six months ended June 30, 2004 were $132,000, as compared to $305,615 for the six months ended June 30, 2003. The decrease is attributable primarily to the recording of stock-based compensation of $185.615 during the six months ended June 30, 2003 related to the granting of stock options, offset by increased director fees of $12,000 for the six months ended June 30, 2004.

         Professional fees for the six months ended June 30, 2004 were $110,444, as compared to $5,500 for the six months ended June 30, 2003. The increase is attributable primarily to increased fees related to our SEC filings, and legal fees associated with becoming a Business Development Company.

         Interest expense for the six months ended June 30, 2004 was $399,070 and was incurred on our notes payable and debentures payable. Additionally, we recorded interest expense of $241,667 related to the beneficial conversion feature of our convertible debentures and recorded interest expense of $132,000 related the issuance of 6,500,000 shares of common stock under anti-dilutive provisions. There was no interest expense for the six months ended June 30, 2003 because there were no borrowings outstanding.

         Other income for the six months ended June 30, 2004 was $100,000, as compared to $0 for the six months ended June 30, 2003 and related to the reduction of accrued expenses due to a prior over-accrual of expenses related to our operations before becoming a business development company which management has determined in not payable..

NET UNREALIZED APPRECIATION (DEPRECIATION) ON INVESTMENTS

         For the six months ended June 30, 2004, we recorded net unrealized appreciation on investments of $331,385 as compared to net unrealized appreciation of $0 for the six months ended June 30, 2003. The net unrealized appreciation is attributable to our investment in AGI Partners, LTD. In 2003, we did not operate as a business development company.

NET DECREASE IN NET ASSETS RESULTING FROM OPERATIONS

         Overall, we realized a net decrease in net assets resulting from operations of $275,494 for the six months ended June 30, 2004. Based on weighted-average shares outstanding of 10,166,145 (basic and diluted), our net decrease in net assets resulting from operations per weighted average common share for the six months ended June 30, 2004 was $(0.03).

         For the six months ended June 30, 2003, we realized a net decrease in net assets resulting from operations of $355,774. Based on a weighted-average shares outstanding of 1,780,406 (basic and diluted), our net decrease in net assets resulting from operations per weighted average common share for the six months ended June 30, 2003 was $(0.20).

LIQUIDITY AND CAPITAL RESOURCES

The accompanying financial statements have been prepared in conformity with principles of accounting applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had a net decrease in net assets from operations of $(275,494),has incurred operating losses from inception and has an accumulated deficit of $(9,610,801), and used cash in operating activities of $402,713 for the six months ended June 30, 2004,. The Company requires additional capital to meet its operating requirements. Management plans to increase cash flows through the sale of securities (see following paragraph below) and, through it's on going profitable operations. There are no assurances that such plans will be successful. No adjustments have been made to the accompanying financial statements as a result of this uncertainty.

On March 9, 2004, the Company filed a notification with the Commission of its intent to raise capital through the issuance of securities exempt from registration under Regulation E of the Securities Act of 1933. This exemption allows the Company to sell up to $5,000,000 of securities exempt from registration. Through the end of June 30, 2004, the Company raised $350,000 through the sale of 21,533,366 shares of common stock through the use of the Regulation E exemption.

For the six months ended June 30, 2004, the Company used cash in operating activities of $349,606, as compared to $165,409 for the three months ended June 30, 2003 and was attributable to cash used to fund our net decrease in net assets resulting from operations of $275,494 and the payment of accounts payable and accrued expenses of $37,244.

For the six months ended June 30, 2004, we used cash for the purpose of investing in our investee companies of $296,212.

For the six months ended June 30, 2004, net cash provided by financing activities was $682,603, as compared to net cash provided by financing activities of $126,971 for the six months ended June 30, 2003. During the six months ended June 30, 2004, we used cash to pay back an officer $(4,013) and notes payable pf $(3,134), received proceeds from the collection of subscriptions receivable of $14,750, and received proceeds of $350,000 from the sale of our common stock. Additionally, we received proceeds from the issuance of subordinated convertible debentures of $325,000. The debentures bear interest at 8%, mature sixty (60) days from the date of issuance, and are convertible into common stock at a discount to market of 50% -20% from the closing bid price on the date of conversion.

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

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company was named as a defendant in a breach of contract claim in the amount of $5000 pending in the Civil Court of the City of New York, Small Claims Part. The Company plans on defending the action and is scheduled for a hearing on September 27, 2004.

On August 23, 2002, the Company entered into a consent judgment in the Superior Court of New Jersey with a former employee in the amount of $37,500. The Company is in discussions with the judgment creditor for settlement. The judgment has been accrued in the financial statements.

Recently, the Company was served with an action in the Supreme Court of the State of New York to enforce a default judgment entered against the Company for $71,414.55 in the Circuit Court of the County of Fairfax, Virginia. The default judgment was based upon a breach of contract claim between the Plaintiff and the Company. The Company plans on defending the action in a September 2004 hearing date. The judgment has been accrued in the financial statements.

The Company knows of no material legal proceedings pending or threatened, or judgments entered against any of its Directors or Officers in their capacity as such.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

During the three months ended June 30, 2004 we issued 3,540,467 shares of its common stock under Regulation E upon the conversion of accrued expenses totaling $53,107.

In June 2004, Isaac Sutton, CEO of Company, converted $120,000 of the Company debt to 8,000,000 shares of the Company's restricted common stock.

In June 2004, we issued to New Canaan Investment Partners, LLC, 6,500,000 shares of the Company's Common Stock under an Anti Dilution Agreement dated December 2002.

During April 2004, the Company canceled 4,396 shares of its common stock issued for services in 2003.

During the three months ended June 30, 2004 the Company issued 4,791,667 shares of its free trading common stock under Regulation E upon the conversion of convertible debentures totaling $105,125. The shares were valued at an average of $.022 per share.

During the three months ended June 30, 2004, the Company sold 21,533,366 shares of common stock under Regulation E for net cash proceeds of $350,000.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

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

    31.1       Certification by Chief Executive Officer Pursuant to Section 302

    31.2       Certification by Chief Financial Officer Pursuant to Section 302

    32.1       Certification by Chief Executive Officer Pursuant to Section 906

    32.2       Certification by Chief Financial Officer Pursuant to Section 906

(b) Reports on Form 8-K

         On June 6, 2004, we filed an 8-K reporting a change in our certifying accountants

         On August 3, 2004, we filed an 8-K reporting our results of operations and change in directors.




                                 SIGNATURE PAGE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE: AUGUST 20, 2004                   /s/ Isaac H. Sutton
                                        Isaac H. Sutton
                                        Chief Executive Officer