Form 10-Q
period 2004-09-30
EXUS GLOBAL INC
filed 2004-12-21
CIK 810270

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

               [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF
                    THE SECURITIES AND EXCHANGE ACT OF 1934.

                     For the period ended September 30, 2004

                                       or

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.

            For the transition period from __________ to ____________

                         COMMISSION FILE NUMBER: 0-18049

                               EXUS GLOBAL, INC.
                               -----------------
             (Exact name of registrant as specified in its charter)



            Nevada                                              91-1317131
            ------                                              ----------
(State of other jurisdiction of                               (IRS Employer
 incorporation or organization)                             Identification No.)


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

State the number of shares outstanding of each of the issuer's classes of common equity, as the latest practicable date: There were 71,857,717 shares of the Registrant's common stock issued and outstanding as of December 21, 2004.

                                EXUS GLOBAL, INC.
                                    FORM 10-Q
                    QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004




                                      INDEX


                                                                            Page
                                                                            ----

PART I - FINANCIAL INFORMATION

     Item 1 - Financial Statements

     Balance Sheet
          September 30, 2004 (Unaudited) and December 31, 2003.................3

     Statements of Operations (Unaudited)
          For the Three and Nine Months Ended September 30, 2004 and 2003......4

     Statements of Cash Flows (Unaudited)
          For the Nine Months Ended September 30, 2004 and 2003................5

     Statement of Investments (Unaudited)
          September 30, 2004...................................................6

     Notes to Financial Statements..........................................7-10

     Item 2 - Management's Discussion and Analysis or Plan of Operation....11-16

     Item 3 - Quantitative and Qualitative Disclosures about Market Risk......16

     Item 4 - Controls and Procedures.........................................16

PART II - OTHER INFORMATION

     Item 1 - Legal Proceedings...............................................16

     Item 2 - Changes in Securities and Use of Proceeds.......................17

     Item 3 - Default upon Senior Securities..................................17

     Item 4 - Submission of Matters to a Vote of Security Holders.............17

     Item 5 - Other Information...............................................17

     Item 6 - Exhibits and Reports on Form 8-K................................17

     Signatures...............................................................18

                                EXUS GLOBAL, INC.
                                 BALANCE SHEETS

                                                    September 30,   December 31,
                                                          2004          2003
                                                      -----------   -----------
                                                      (Unaudited)     (Audited)

                                     ASSETS


Loans and investments in portfolio securities, at market or fair value:
  Affiliated companies (cost of $365,539) ..........   $   410,629  $         -
  Controlled companies (cost of $265,090) ..........       421,090            -
Cash ...............................................           165          812
Other assets .......................................           500       13,350
                                                       -----------  -----------

    Total assets ...................................   $   832,384  $    14,162
                                                       ===========  ===========

                      LIABILITIES AND NET ASSETS (DEFICIT)


Current liabilities:
  Accounts payable and accrued expenses ............   $   485,264   $  880,835
  Due to officer ...................................       237,482      323,339
  Convertible debentures payable ...................       202,375            -
  Loans payable ....................................       241,232      237,500
                                                       -----------  -----------

    Total current liabilities ......................     1,166,353    1,441,674
                                                       -----------  -----------
Net assets (deficit):
  Preferred stock, no par value; 10,000,000 shares
    authorized; no shares issued and outstanding ...             -            -
  Series A preferred stock, no par value;
    10,000,000 shares authorized; 0 and 10,000
    shares issued and outstanding, respectively ....             -      201,054
  Series B preferred stock, $.001 par value;
    10,000,000 shares authorized; 10,000,000 and
    0 shares issued and outstanding, respectively ..        10,000            -
  Common stock, $.001 par value, 900,000,000 shares
    authorized 61,051,050 and 3,866,141 shares
    issued and outstanding, respectively ...........        61,051        3,866
  Additional paid-in-capital .......................     9,358,932    7,717,625
  Stock subscription receivable ....................             -      (14,750)
  Accumulated deficit ..............................    (9,763,952)  (9,335,307)
                                                       -----------  -----------
    Total net assets (deficit) .....................      (333,969)  (1,427,512)
                                                       -----------  -----------
    Total liabilities and net assets (deficit) .....   $   832,384  $    14,162
                                                       ===========  ===========
Net assets per share ...............................   $     (.01)  $     (0.37)
                                                       ===========  ===========

            See accompanying notes to unaudited financial statements.

                                       EXUS GLOBAL, INC.
                                   STATEMENTS OF OPERATIONS


                                            For the Three Months Ended    For the Nine Months Ended
                                                    September 30,                September 30,
                                            --------------------------   --------------------------
                                                  2004         2003          2004           2003
                                             ----------     ---------    ------------    ----------
                                             (Unaudited)   (Unaudited)    (Unaudited)   (Unaudited)
Operating Expenses:
 General and administrative fees             $   12,025     $  15,493    $     77,390    $   60,152
 Compensation and stock-based compensation       72,550       295,500         204,550       601,115
 Professional fees                                8,442        15,550         118,886        21,050
 Interest expense                                11,250             -         410,320             -
                                             ----------     ---------    ------------    ----------
Total operating expenses                        104,267       326,543         811,146       682,317
                                             ----------     ---------    -----------     ----------
Investment Loss, net                           (104,267)     (326,543)       (811,146)     (682,317)


Other Income:
   Other income                                  81,500        90,803         181,500        90,803
                                             ----------     ---------    ------------    ----------
Net decrease in net assets prior to net
realized and unrealized gains(losses) on
investments                                  $  (22,267)     (235,740)        (629,66)     (591,514)
                                             ----------     ---------    ------------    ----------
Net Realized and Unrealized Appreciation on
Investments:
    Net change in unrealized appreciation/
      Depreciation on investments              (130,385)            -         201,000            -
                                             ----------     ---------    ------------    ---------

Net realized and unrealized appreciation on
Investment transactions                               -             -               -            -
                                             ----------     ---------    ------------    ---------
Net increase (decrease) in net assets
  resulting from operations                  $ (153,152)    $(235,740)   $   (428,646)   $(591,514)
                                             ==========     =========    ============    =========

Net decrease in net assets from
Operations per share, basic and diluted      $    (.003)    $   (0.09)   $       (.01)   $   (0.29)
                                             ==========     =========    ============    =========
Weighted average number of shares            56,523,100     2,588,844      33,096,929    2,052,847
Outstanding, basic and diluted               ==========     =========    ============    =========



            See accompanying notes to unaudited financial statements.

                                         EXUS GLOBAL, INC.
                                     STATEMENTS OF CASH FLOWS
                                                                       For the Nine Months Ended
                                                                              September 30
                                                                      ---------------------------
                                                                          2004            2003
                                                                      ----------     -----------
                                                                      (Unaudited)    (Unaudited)
       Cash flows from operating activities:

       Net decrease in net assets resulting from operations           $ (428,646)    $  (591,514)
                                                                      ----------     -----------
       Adjustments to reconcile net decrease in net
       assets from operations to
         net cash used in operating activities:
           Net unrealized (gain)loss in investments                     (201,000)              -
           Stock issued for services                                           -         481,115
           Beneficial conversion                                         241,667               -
           Director expense                                                8,750               -
           Interest expense                                               10,000               -
           Common Stock issued for anti-dilutive rights                  130,000          29,000
           Other income from reduction of debt                          (181,500)              -
       Changes in assets and liabilities:
         (Increase) decrease in assets:                                        -               -
           Other assets                                                   12,850               -
           Prepaid expenses                                                    -          30,000
         Increase (decrease) in liabilities.
           Accounts payable and accrued expenses                         (21,924)       (227,701)
                                                                      ----------     -----------
         Total adjustments                                                (1,157)        312,414
                                                                      ----------     -----------
       Net cash used in operating activities                            (429,803)       (279,100)
                                                                      ----------     -----------
       Cash flows from investing activities:
         Cash paid for investments                                      (364,469)        (23,016)
                                                                      ----------     -----------
       Cash flows from financing activities:
         Proceeds from convertible debentures                            325,000               -
         Proceeds from officer                                            34,143         112,770
         Proceeds from notes payable                                           -          18,000
         Repayment of notes payable                                       (6,268)              -
         Common stock to be issued                                             -          25,000
         Proceeds from sale of common stock                              416,000         108,000
         Proceeds from subscription receivable                            14,750               -
                                                                      ----------     -----------
       Net cash provided by financing activities                         793,625         263,770
                                                                      ----------     -----------
       Net (decrease) in cash                                               (647)        (38,346)

       Cash, beginning of year                                               812          38,933
                                                                      ----------     -----------
       Cash, end of period                                            $      165     $       587
                                                                      ==========     ===========
       Supplemental disclosure of cash flow information:
             Interest                                                 $   15,000     $         -
                                                                      ==========     ===========
             Income taxes                                             $        -     $         -
                                                                      ==========     ===========
       NON-CASH INVESTING AND FINANCIAL ACTIVITIES:
             Common stock issued for debts                            $  312,146     $         -
                                                                      ==========     ===========
             Common stock issued for convertible debentures           $  122,625     $         -
                                                                      ==========     ===========
             Common stock issued for investments                      $  275,000     $         -
                                                                      ==========     ===========

            See accompanying notes to unaudited financial statements.

                                           EXUS GLOBAL, INC.
                                       STATEMENT OF INVESTMENTS
                                             September 30, 2004
                                              (Unaudited)


                                                       Percentage
                                    Description            of       Cost and     Fair
          COMPANY                   of Business        Ownership      Loans      Value    Affiliation
 --------------------------   ----------------------   ----------   --------   --------   -----------
 AGI Partners, Ltd.           Management Consulting       100%      $265,090   $421,090     Yes (1)
 Nevada Holding Group, Inc.   Investment                    6%      $ 96,250    141,250     No  (2)
 Maxplanet Corp.              Media Communication          52%      $206,750    206,750     Yes (3)
 E Education Network          e-learning Development       40%      $ 50,000     50,000     Yes (3)
 Food Product Inc             Food Distribution            10%      $ 10,815     10,815     Yes (3)
 GoIP Global, Inc             Satellite Communications     10%      $  1,814      1,814     Yes (3)
                                                                    --------   --------

 TOTAL INVESTMENTS                                                  $630,629   $831,719
                                                                    ========   ========

(1) Fair value determined by the Company's Board of Directors using the following formula: $306,000 revenue annualized plus net assets plus outstanding loans.

(2) Price based on 5,650,000 shares of NVHG at .025 per share.

(3) Cost basis


            See accompanying notes to unaudited financial statements

                                EXUS GLOBAL, INC.
                        Notes to the Financial Statements
                               September 30, 2004

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

The accompanying financial statements have been prepared by the Company without an audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2004, and the results of operations and cash flows for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These financial statements should be read in conjunction with the audited financial statements and related notes and schedules included in the Company's 2003 Annual Report filed on Form 10-KSB dated December 31, 2003. The results of operations for the periods ended September 30, 2004 and 2003 are not necessarily indicative of the operating results for the full years.

Currently, the Company is a business development company engaged in the business of investing in small to mid-sized companies primarily in the communications, media, and distance-learning industries.

NOTE 2 - INVESTMENTS

The Company currently has investments in six entities:

AGI Partners, Ltd.
The first is an investment in a wholly-owned, unconsolidated subsidiary, AGI Partners, Ltd. The Company issued 1,000,000 shares of its common stock to its Chief Executive Officer for the acquisition of AGI partners, Ltd. (AGI) on January 10, 2004. The shares were valued at $0.20 per share, which was the closing price of January 10, 2004 on the date of issue. The Company subsequently advanced a total of $65,090 to AGI as a loan. AGI is in the business of providing management, consulting and other services to small and micro cap companies. For the nine months, ending September 30, 2004 sales were $230,000 for consulting services with a net profit of $52,157.

E Education Network, Inc.
The second is an investment in a 40% owned unconsolidated entity, E Education Network, Inc. In January 2004, the Company paid $50,000 in exchange for 50% of the capital of E Education Network, Inc. (EEN). The balance of the shares of EEN are owned by Daniel Imperato, Christ Investments Ltd and Orbitel-One Inc., a Company controlled by Isaac H Sutton, Exus CEO. In March 2003, the Company issued a dividend to Exus shareholders reducing the Company's interest to 40%. EEN is an e-learning Company distributing their product by a prepaid SMARTEDUCATION Card(TM). In July E Education Network, Inc. entered into an Agreement with DiscoveryTel, Inc. to sell 10,000,000 shares of EEN, diluting Exus' interest to 20%.

Maxplanet Corp.
The third is an investment in Maxplanet Corp. (MXNT). Exus holds 24 Million shares of this Publicly Traded Company, which it has received from its portfolio Company AGI Partners, Ltd. for services rendered. During April, May and June Exus loaned $200,000 to AGI Partners, Ltd. and received these shares in lieu of payment. As of September 30, 2004, the market value of these shares based on the stock closing price was $192,000. Maxplanet is actively seeking acquisitions.

Nevada Holding Group, Inc.
The fourth is an investment in Nevada Holding  Group,  Inc.  (NVHG).  Exus holds
5.65 Million shares of this Publicly Traded Company of which 3,000,000 shares were received from its portfolio Company AGI Partners, Ltd. During April, May and September Exus loaned $30,000 to AGI Partners, Ltd. and received 3 million shares in lieu of payment. Exus purchased an additional 3,000,000 shares in September upon exercising an option and issuing 5,000,000 shares of Exus common shares as payment. Subsequently 350,000 shares of NVHG have been paid to Exus Directors for services rendered. As of September 30, 2004, the market value of these shares based on the stock closing price was $1,412,500.

GoIP Global, Inc
In September, GoiP Global, Inc was formed to engage in providing broadband internet satellite services in emerging markets. As of September 30, 2004, Exus has loaned the company $1,814 mainly for incorporation costs.

Food Products Inc.
In September, Food Products, Inc was formed to engage in the distribution of imported ethnic food products under exclusive licensing arrangements. As of September 30, 2004, Exus has loaned the company $10,815 which covered the incorporation expenses and samples.

As required by ASR 118, the investment committee of the company is required to assign a fair value to all investments. To comply with Section 2(a) (41) of the Investment Company Act and Rule 2a-4 under the Investment Company Act, it is incumbent upon the board of directors to satisfy themselves that all appropriate factors relevant to the value of securities for which market quotations are not readily available have been considered and to determine the method of arriving at the fair value of each such security. To the extent considered necessary, the board may appoint persons to assist them in the determination of such value, and to make the actual calculations pursuant to the board's direction. The board must also, consistent with this responsibility, continuously review the appropriateness of the method used in valuing each issue of security in the company's portfolio. The directors must recognize their responsibilities in this matter and whenever technical assistance is requested from individuals who are not directors, the directors must carefully review the findings of such intervals in order to satisfy themselves that the resulting valuations are fair.

No single standard for determining "fair value...in good faith" can be laid down, since fair value depends upon the circumstances of each individual case. As a general principle, the current "fair value" of an issue of securities being valued by the board of directors would appear to be the amount which the owner might reasonably expect to receive for them upon their current sale. Methods, which are in accord with this principle, may, for example, be based on a multiple of earnings, or a discount from market of a similar freely traded security, or yield to maturity with respect to debt issues, or a combination of these and other methods. Some of the general factors, which the directors should consider in determining a valuation method for an individual issue of securities, include:

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

Based on the previous methodology, the Company determined that:

The investment in AGI Partners, Ltd should be valued at $421,090 as of September 30, 2004. Based on annualized sales of $306,000 plus net assets of $50,000 also included is a loan for $65,090. Accordingly, an unrealized gain of $156,000 has been recorded through the period ended September 30, 2004.

The investment in E Education Network, Inc. consisted of an investment of $50,000 at September 30, 2004, at which time a 50% ownership interest was acquired. The Company issued a dividend to Exus shareholders reducing their holding by 10% to the current 40% interest. The Company has determined that since EEN continues to meet its monthly objectives with respect to development of the program and that the value of the investment is not impaired. After the acquisition in January 2004, the investment to EEN is being valued at cost.

The investment in Nevada Holding Group, Inc. is valued at a discount to market value. Exus holds 5,650,000 restricted shares. NVHG has sold shares in the private market at .025 per share therefore Exus is valuing its holding at $141,250 versus the Closing market price per share as of September 30, 2004 of ..25 per share. Based on a cost basis of $105,000 an unrealized gain of $45,000 has been recorded through the period ended September 30, 2004.

The investment and loans in Maxplanet Corp. is valued at cost of $206,750, as of September 30, 2004 Exus has received the 24 million shares of MXNT through AGI PARTNERS, LTD its subsidiary. AGI Partners had earned these shares through services rendered and has up streamed these shares to EXUS for cash proceeds of $200,000.

The loan to GoIP Global, Inc. is valued at cost of $1,814 as of September 30, 2004.

The loan to Food Products Inc. is valued at cost of $10,815 as of September 30, 2004.

The Company has not retained independent appraisers to assist in the valuation of the portfolio investments because the cost was determined to be prohibitive for the current levels of investments.

NOTE 3 - EQUITY TRANSACTIONS

During the three months ended September 30, 2004 the Company issued 1,382,934 shares of its common stock under Regulation E upon the conversion of debt totaling $20,744.

During the three months ended September 30, 2004, the Company sold 4,816,666 of common stock under Regulation E for net cash proceeds of $76,000 for an average price of .0157 per share.

In September the Company exercised its option to purchase 3,000,000 shares of Nevada Holding Group INC (NVHG) by issuing 5,000,000 shares of common stock under Regulation E for a transaction value of $75,000.

NOTE 4 - CONVERTIBLE DEBENTURES

During the nine months ended September 30, 2004, the Company raised $325,000 of operating capital in the form of convertible debentures. The debentures have varying terms of nine to twelve months, accrue interest at 8% to 12% per annum, and convert at a discount of 50% to 20% of the closing bid for the Company's common stock on the date of conversion. For the nine months ended September 30, 2004, the Company issued 5,025,000 shares of its common stock upon the conversion of convertible debentures totaling $122,625. All of the remaining debentures have matured and the Company is in default. At September 30, 2004, the balance of the convertible debentures are $202,375. Management is in discussions with the debenture holders who have advised the Company that they do not wish to convert their debentures in to shares of the Company's common stock. It is expected that the Company will enter into payout agreements with these holders.

The convertible debentures contain an imbedded beneficial conversion feature since the fair market value of the common stock exceeds the most beneficial exercise price on the debenture Issuance Date. The value was computed as $241,667. Since the conversion feature is exercisable immediately, the $241,667 was recognized as interest expense in the three months ended September 30, 2004.

NOTE 5 - SUBSEQUENT EVENTS

Subsequent to September 30, 2004, the Company sold 6,806,667 shares of common stock for net cash proceeds of $102,100.

In October, the Company issued 1,000,000 shares of Common stock to acquire 20,000 restricted shares of Amazon Biotech (AMZB) A transaction valued at $15,000.

In October the Company issued 3,000,000 shares of Common Stock to a Debit Holder in full settlement of outstanding debt and judgment, a transaction valued at $45,000.

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

CRITICAL ACCOUNTING POLICIES

Exus Global, Inc.'s financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States of America ("GAAP"). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures, including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. Valuations based on estimates are reviewed by us for reasonableness and conservatism on a consistent basis. Primary areas where our financial information is subject to the use of estimates, assumptions and the application of judgment include acquisitions, valuation of investments, and the realizability of deferred tax assets. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions.

VALUATION OF LONG-LIVED AND INTANGIBLE ASSETS

The recoverability of long-lived assets requires considerable judgment and is evaluated on an annual basis or more frequently if events or circumstances indicate that the assets may be impaired. As it relates to definite life intangible assets, we apply the impairment rules as required by SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Assets to Be Disposed Of" as amended by SFAS No. 144, which also requires significant judgment and assumptions related to the expected future cash flows attributable to the intangible asset. The impact of modifying any of these assumptions can have a significant impact on the estimate of fair value and, thus, the recoverability of the asset.

INCOME TAXES

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We regularly review our deferred tax assets for recoverability and establish a valuation allowance based upon historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. As of September 30, 2004, we estimated the allowance on net deferred tax assets to be one hundred percent of the net deferred tax assets.

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

No single standard for determining "fair value...in good faith" can be laid down, since fair value depends upon the circumstances of each individual case. As a general principle, the current "fair value" of an issue of securities being valued by the board of directors would appear to be the amount which the owner might reasonably expect to receive for them upon their current sale. Methods, which are in accord with this principle, may, for example, be based on a multiple of earnings, or a discount from market of a similar freely traded security, or yield to maturity with respect to debt issues, or a combination of these and other methods. Some of the general factors, which the directors should consider in determining a valuation method for an individual issue of securities, include:

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

Our board has arrived at the  following  valuation  method for our  investments.
Where there is not a readily available source for determining the market value of any investment, either because the investment is not publicly traded, or is thinly traded, or in absence of a recent appraisal, the value of the investment shall be based on the following criteria:

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

We have not retained independent appraises to assist in the valuation of the portfolio investments because the cost was determined to be prohibitive for the current levels of investments.

COMPANY STRATEGY

Exus Global, Inc. ("we," "us," "our," the "Company" or "Exus") is a closed-end Investment Company as defined in the Investment Company Act of 1940, as amended. This election entities us to the status of Business Development Company (BDC). We are engaged in the business of investing in small to mid-sized companies in the communications, media, and distance-education industries. In addition, we look to form strategic alliances with developing companies to facilitate speedy entry of new technologies to the marketplace. We operate as a venture fund with minimal expenses and our objective is to increase net asset value (NAV).

On January 26, 2004, our Board of Directors unanimously approved a resolution to effect a 1-for-15 reverse split of our common stock, which was subsequently approved by a vote of the majority of shareholders. This reverse split was done to strengthen our capital structure and raise investment money to implement our business strategy. On March 1, 2004, an amendment to the our Articles of Incorporation was filed with the Secretary of State of Nevada amending our Articles as described above. On March 9, 2004, our Board of Directors elected to be regulated as a BDC under the Investment Company Act. A BDC is required to maintain at least 70% of its assets invested in "eligible portfolio companies," which are loosely defined as any domestic company which is not publicly traded or that has less than $4 million in assets.

We are primarily engaged in the business of investing in and providing managerial assistance to developing companies, which, in our opinion, have significant growth potential. Our investment objective is to achieve long-term capital appreciation, rather than current income, on our investments. Currently, our investment activity is limited by our working capital. There is no assurance that our objective will be achieved.

In October 2004, we entered into an agreement with a New York based financial facilitator to open Letters of Credit to import merchandise for our portfolio companies. The Agreement calls for a revolving credit facility of $6 million. This Letter of Credit facility will further enhance what Exus can offer its Portfolio companies beyond management, strategic alliances and short term financing.

We presently provide management assistance to six portfolio companies.

In January  2004,  we acquired  100% of the common stock of AGI  Partners,  LTD.
(AGI), a New York-based private company that provides management consulting, accounting, and financial services to public companies, in exchange for 1,000,000 shares of our restricted common stock. Prior to the acquisition, AGI was controlled by a member of our board of directors

During the first half of 2004, AGI received 24 million shares of Maxplanet Corp.
(MXNT) for services rendered. These shares have been up-streamed to Exus. MXNT has been an Internet portal and multimedia company since the late 90s and is currently listed on the Pink Sheets under ticker symbol "MXNT." In April, MXNT announced the proposed acquisition of Wireless Ink, LLC. At this time, management has reservations about weather this transaction will close. MXNT is exploring other acquisition targets and continues to move towards relisting on the Bulletin Board.

In the second quarter of 2004, AGI received 3,000,000 shares of Nevada Holding Group, Inc (NVHG) for services rendered. These shares have been up-streamed to Exus. In addition, Exus exercised its option and purchased 3,000,000 additional shares. At this time Exus is holding a total of 5,650,000 shares and is assisting NVHG with its filing requirements and strategic acquisitions. NVHG is up-to-date with all its filing as of the date of this report and has a letter of intent in place to be the exclusive provider of a proprietary remote earth sensing technology. This technology is targeted at natural resource companies in North and South America. As of the date of this report, NVHG's share price closed at .16 per share, making the 5,650,000 share value to be $904,000.

In 2003, the Exus acquired 50% of the common stock of E Education Network,  Inc.
(EEN), a Nevada corporation based in New York that distributes the Prepaid Smart EducationCard for online e-learning. EEN has an extensive distribution potential in emerging markets. In July, EEN entered into an agreement with DiscoveryTel, Inc. - http://www.discoverytel.com - to manage EEN's online education business. DiscoveryTel, Inc, in conjunction with its major shareholder Modern Africa Fund
- http://www.mafm.com - will develop and offer online education through its existing and growing infrastructure in Africa. Per terms of the agreement, 50% of EEN will be acquired by DiscoveryTel, Inc. and its management group. However, as of the date of this report, this transaction has not closed and there can be no assurances that it will close in the future.

In the third quarter, Exus assisted in the establishment 2 new entities: GoIP Global, Inc. and Food Products Inc. Both companies are in the development stage.

It should be noted that our prior auditors, Sherb & Co., LLC, have expressed in their audit opinion letter accompanying the financial statements for the year ended December 31, 2003 that there is substantial doubt about our ability to continue as a going concern.

RESULTS OF OPERATIONS

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004 WITH THE THREE MONTHS ENDED SEPTEMBER 30, 2003

Operating expenses for the three months ended September 30, 2004 were $104,267, as compared to $326,543 for the three months ended September 30, 2003, a decrease of $222,276. This decrease was mainly a result of a decrease in stock-based compensation expense and professional fees.

General and administrative expenses, consisting primarily of office operations, travel, data communications and supplies expenses, were $12,025 for the three months ended September 30, 2004, as compared to $15,493 for the three months ended September 30, 2003, a decrease of $3,468. This decrease is primarily a result of decreased operations.

Compensation and stock-based compensation expense for the three months ended September 30, 2004 was $72,550, as compared to $295,500 for the three months ended September 30, 2003, a decrease of $229,950. The decrease is attributable primarily to the payment of stock based compensation in fiscal 2003.

Professional fees for the three months ended September 30, 2004 were $8,442 as compared to approximately $15,550 for the three months ended September 30, 2003. The decrease is attributable primarily to legal fees associated with becoming a Business Development Company incurred in 2003.

Interest expense for the three months ended September 30, 2004 was $11,250 and was incurred on our notes payable and debentures payable. There was no interest expense for the three months ended September 30, 2003, as there were no debentures outstanding.

Other income for the three months ended September 30, 2004 was $81,500, as compared to $90,803 for the three months ended September 30, 2003 and related to the reduction of accrued expenses due to a prior over-accrual of expenses related to our operations before becoming a business development company which management has determined is not payable.

For the three  months ended  September  30,  2004,  we recorded  net  unrealized depreciation in investments of $130,385 as compared to net unrealized appreciation of $0 for the three months ended September 30, 2003. The net unrealized depreciation is attributable to our investment in AGI Partners, LTD and Nevada Holding Group, Inc. In 2003, we did not operate as a business development company and thus did not have investments.

Overall, we realized a net decrease in net assets resulting from operations of $(153,152) for the three months ended September 30, 2004. Based on a weighted-average of 56,523,100 (basic and diluted) shares outstanding, our net decrease in net assets resulting from operations per weighted average common share for the three months ended September 30, 2004 was $(0.003).

For the three months ended September 30, 2003, we realized a net decrease in net assets resulting from operations of $(235,740). Based on a weighted-average shares outstanding of 2,588,844 (basic and diluted), our net decrease in net assets resulting from operations per weighted average common share for the three months ended September 30, 2003 was $(0.09).

COMPARISON OF RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED WITH THE NINE MONTHS ENDED SEPTEMBER 30, 2003

Operating expenses for the nine months ended September 30, 2004 were $811,146 as compared to $682,317 for the nine months ended September 30, 2003. This increase was mainly a result of an increase in professional fees, general and administrative expense, and interest expense, offset by a decrease in stock-based compensation expense.

General and administrative expenses, consisting primarily of office operations, travel, data communications and supplies expenses, were $77,390 for the nine months ended September 30, 2004, as compared to $60,152 for the nine months ended September 30, 2003. This increase is primarily a result of expenses from increased operations.

Compensation and stock-based compensation expense for the nine months ended September 30, 2004 were $204,550, as compared to $601,550 for the nine months ended September 30, 2003. The decrease is attributable primarily to the recording of stock-based compensation of $567,500 during the nine months ended September 30,

2003 related to the granting of stock options, offset by increased director fees of $24,550 for the nine months ended September 30, 2004.

Professional fees for the nine months ended September 30, 2004 were $118,886, as compared to $21,050 for the nine months ended September 30, 2003. The increase is attributable primarily to increased fees related to our SEC filings, and legal fees associated with becoming a Business Development Company.

Interest expense for the nine months ended September 30, 2004 was $410,320 and was incurred on our notes payable and debentures payable. Of this interest, $241,667 related to the beneficial conversion feature of our convertible debentures and $132,000 related to the issuance of 6,500,000 shares of common stock under anti-dilutive provisions. There was no interest expense for the nine months ended September 30, 2003 because there were no borrowings outstanding.

Other income for the nine months ended September 30, 2004 was $181,500, as compared to $90,803 for the nine months ended September 30, 2003 and related to the reduction of accrued expenses due to a prior over-accrual of expenses related to our operations before becoming a business development company which management has determined is not payable..

For the nine  months  ended  September  30,  2004,  we recorded  net  unrealized appreciation on investments of $201,000 as compared to net unrealized appreciation of $0 for the nine months ended September 30, 2003. The net unrealized appreciation is attributable to our investment in AGI Partners, LTD and our interest in Nevada Holding Group, Inc. In 2003, we did not operate as a business development company.

Overall, we realized a net decrease in net assets resulting from operations of $428,646 for the nine months ended September 30, 2004. Based on weighted-average shares outstanding of 33,096,929 (basic and diluted), our net decrease in net assets resulting from operations per weighted average common share for the nine months ended September 30, 2004 was $(.01).

For the nine months ended September 30, 2003, we realized a net decrease in net assets resulting from operations of $591,514. Based on a weighted-average shares outstanding of 2,052,847 (basic and diluted), our net decrease in net assets resulting from operations per weighted average common share for the nine months ended September 30, 2003 was $(0.29).

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2004, we had $165 in cash. The accompanying financial statements have been prepared in conformity with principles of accounting applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We had a net decrease in net assets from operations of $(428,646), incurred operating losses from inception and have an accumulated deficit of $(9,763,952), and used cash in operating activities of $(429,803) for the nine months ended September 30, 2004. We require additional capital to meet our operating requirements. Management plans to increase cash flows through the sale of securities (see following paragraph below) and, through our on going operations. There are no assurances that such plans will be successful. No adjustments have been made to the accompanying financial statements, as a result of this uncertainty.

On March 9, 2004, we filed a notification with the Securities and Exchange Commission of our intent to raise capital through the issuance of securities exempt from registration under Regulation E of the Securities Act of 1933. This exemption allows us to sell up to $5,000,000 of securities exempt from registration. Through the end of September 30, 2004, we raised $426,000 through the sale of 26,750,032 shares of our common stock in reliance upon the Regulation E exemption.

For the nine months ended September 30, 2004, we used cash in operating activities of $(429,803), as compared to $(279,100) for the nine months ended September 30, 2003. This was attributable to cash used to fund our net decrease in net assets resulting from operations of $(428,646) and the payment of accounts payable and accrued expenses of $21,925.

For the nine months ended September 30, 2004, we used cash for investing in our investee companies of $364,469.

For the nine months ended September 30, 2004, net cash provided by financing activities was $793,625, as compared to net cash provided by financing activities of $263,770 for the nine months ended September 30, 2003. During the nine months ended September 30, 2004, we used cash to pay back notes payable of $6,268, received proceeds of $14,750 from the collection of subscriptions receivable, and proceeds from an officer of $34,143, and received proceeds of $416,000 from the sale of our common stock. Additionally, we received proceeds from the issuance of subordinated convertible debentures of $325,000. The debentures bear interest at 8%, mature ninety (90) days from the date of issuance, and are convertible into common stock at a discount to market of 50% to 20% of the closing bid for our common stock on the date of conversion. As of September 30, 2004, the debentures were in default. We are in communication with the holders of the debentures, who have advised that they do not wish to convert. We expect to enter into payout agreements with these individuals once our financing efforts are successful, of which there is no assurance.

There is no assurance that we will be able to raise any additional funds through the issuance of the remaining convertible debentures or that any funds made available will be adequate for us to continue as a going concern. Further, if we are not able to generate positive cash flow from operations, or are unable to secure adequate funding under acceptable terms, there is substantial doubt that we can continue as a going concern.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have invested in small and medium-sized companies, and our investments are considered speculative in nature. Our investments often include securities that are subject to legal or contractual restrictions on resale that adversely affect the liquidity and marketability of such securities. As a result, we are subject to risk of loss, which may prevent our stockholders from achieving price appreciation and dividend distributions. The portion of our portfolio consisting of investments in private companies is also subject to valuation risk. We value our privately held investments based on a determination of their fair value made in good faith by our board of directors on a quarterly basis in accordance with our established guidelines. In the absence of a readily ascertainable market value, the estimated values of our investments may differ significantly from the values that would exist if a ready market for these securities existed. Any changes in valuation are recorded in our statements of operations as "Net unrealized gain (loss) on investments."

We consider the management of equity price risk essential to conducting our business and maintaining our profitability. Our portfolio consists of investments in private companies. We anticipate no impact on these investments from modest changes in public market equity prices. However, should significant changes in market prices occur,, there could be a long-term effect on valuations of private companies, which could affect the carrying value and the amount and timing of gains realized on these investments. This could also affect our ability to generate cash through the sale of private equity investments, since there may not be realistic initial public offering opportunities.

ITEM 4.  CONTROLS AND PROCEDURES

     (a) As of the end of the period covered by this quarterly report on Form 10-Q, the Company's chief executive officer and chief financial officer conducted an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934). Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective in timely alerting him of any material information relating to us that is required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934.

     (b) There have not been any significant changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On August 23, 2002, we entered into a consent judgment in the Superior Court of New Jersey with a former employee in the amount of $37,500. We settled this claim in October by the issuance of 3,000,000 common shares.

Recently, we were served with an action in the Supreme Court of the State of New York to enforce a default judgment entered against us for $71,414.55 in the Circuit Court of the County of Fairfax, Virginia. The default judgment was based upon a breach of contract claim between the Plaintiff and us. We plan on defending the action in a December 2004 hearing date. The judgment has been accrued in the financial statements.

In October, we and our Directors were served with documents naming us as defendants with a $40,000 default judgment for not answering an information subpoena regarding Isaac Sutton, our CEO. We intend to take the appropriate legal action to dismiss the judgment and provide the information requested if it is available.

In September, we defaulted on an agreed monthly repayment of a $53,000 note. Based on the prior settlement agreement the Creditor has the right to file a Confession of Judgment against us and Isaac Sutton, our CEO.

We know of no material legal proceedings pending or threatened, or judgments entered against any of its Directors or Officers in their capacity as such.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

During the three months ended September 30, 2004, we issued 1,382,934 shares of our common stock under Regulation E upon the conversion of debt totaling $20,744.

During the three months ended September 30, 2004, we sold 4,816,666 of common stock under Regulation E for net cash proceeds of $76,000 for an average price of .0157 per share.

In September, we exercised our option to purchase 3,000,000 shares of Nevada Holding Group INC (NVHG) by issuing 5,000,000 shares of o our common stock under Regulation E for a transaction value of $75,000.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None

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

None

                                 SIGNATURE PAGE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            EXUS GLOBAL, INC.

DATE: December 21, 2004                     /s/ Isaac H.  Sutton
                                            -----------------------------------
                                            Isaac H.  Sutton
                                            Chief Executive Officer and
                                            Chief Financial Officer