Form 10-Q/A
period 2004-09-30
EXUS GLOBAL INC
filed 2005-01-04
CIK 810270

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-Q/A1

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

                        COMMISSION FILE NUMBER: 000-18049

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

State the number of shares outstanding of each of the issuer's classes of common equity, as the latest practicable date: There were 71,857,717 shares of the Registrant's common stock issued and outstanding as of November 10, 2004.

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

     Item 2 - Management's Discussion and Analysis or Plan of Operation....11-15

     Item 3 - Quantitative and Qualitative Disclosures about Market Risk......16

     Item 4 - Controls and Procedures.........................................16

PART II - OTHER INFORMATION

     Item 1 - Legal Proceedings...............................................16

     Item 2 - Unregistered Sale of Equity Securities and Use of Proceeds......16

     Item 3 - Default upon Senior Securities..................................16

     Item 4 - Submission of Matters to a Vote of Security Holders.............16

     Item 5 - Other Information...............................................16

     Item 6 - Exhibits........................................................17

     Signatures...............................................................18

                                EXUS GLOBAL, INC.
                                 BALANCE SHEETS

                                                    September 30,   December 31,
                                                         2004          2003
                                                    -------------   ----------
                                                     (Unaudited)     (Audited)

                                     ASSETS

Loans and investments in portfolio securities, at market or fair value:
  Affiliated companies (cost of $365,539) ..........  $   410,629   $        -
  Controlled companies (cost of $265,090) ..........      421,090            -
Cash ...............................................          165          812
Other assets .......................................          500       13,350
                                                      -----------   ----------

    Total assets ...................................  $   832,384   $   14,162
                                                      ===========   ==========

                      LIABILITIES AND NET ASSETS (DEFICIT)

Current liabilities:
  Accounts payable and accrued expenses ............  $   485,264    $  880,835
  Due to officer ...................................      237,482       323,339
  Convertible debentures payable ...................      202,375             -
  Loans payable ....................................      241,232       237,500
                                                      -----------    ----------

    Total current liabilities ......................    1,166,353     1,441,674
                                                      -----------    ----------

Net assets (deficit):
  Preferred stock, no par value; 10,000,000 shares
    authorized; no shares issued and outstanding ...            -             -
  Series A preferred stock, no par value;
    10,000,000 shares authorized; 0 and 10,000
    shares issued and outstanding, respectively ....            -       201,054
  Series B preferred stock, $.001 par value;
    10,000,000 shares authorized; 10,000,000 and
    0 shares issued and outstanding, respectively ..       10,000             -
  Common stock, $.001 par value, 900,000,000 shares
    authorized 61,051,050 and 3,866,141 shares
    issued and outstanding, respectively ...........       61,051         3,866
  Additional paid-in-capital .......................    9,358,932     7,717,625
  Stock subscription receivable ....................            -       (14,750)
  Accumulated deficit ..............................   (9,763,952)   (9,335,307)
                                                      -----------    ----------

    Total net assets (deficit) .....................     (333,969)   (1,427,512)
                                                      -----------    ----------

    Total liabilities and net assets (deficit) .....  $   832,384   $    14,162
                                                      ===========   ===========

Net assets per share ...............................  $     (.01)   $     (0.37)
                                                      ==========    ===========


            See accompanying notes to unaudited financial statements.

                                EXUS GLOBAL, INC.
                            STATEMENTS OF OPERATIONS

                                            For the Three Months Ended    For the Nine Months Ended
                                                    September 30,                September 30,
                                            --------------------------   --------------------------
                                                2004           2003         2004           2003
                                             ----------     ---------    ------------   ----------
                                             (Unaudited)   (Unaudited)    (Unaudited)   (Unaudited)
Operating Expenses:
 General and administrative fees             $   12,025     $  15,493    $     77,390   $   60,152
 Compensation and stock-based compensation       72,550       295,500         204,550      601,115
 Professional fees                                8,442        15,550         118,886       21,050
 Interest expense                                11,250             -         410,320            -
                                             ----------     ---------    ------------   ----------

Total operating expenses                        104,267       326,543         811,146      682,317
Investment Loss, net                           (104,267)     (326,543)       (811,146)    (682,317)

Other Income:
   Other income                                  81,500        90,803         181,500       90,803
                                             ----------     ---------    ------------    ---------
Net decrease in net assets prior to net
realized and unrealized gains(losses) on
investments                                  $  (22,267)     (235,740)        (629,66)    (591,514)
                                             ----------     ---------    ------------    ---------
Net Realized and Unrealized Appreciation on
Investments:
    Net change in unrealized appreciation/
      Depreciation on investments              (130,385)            -         201,000            -
                                             ----------     ---------    ------------    ---------

Net realized and unrealized appreciation on
Investment transactions                               -             -               -            -
                                             ----------     ---------    ------------    ---------
Net increase (decrease) in net assets
  resulting from operations                  $ (153,152)    $(235,740)   $   (428,646)   $(591,514)
                                             ==========      ========    ============    =========

Net decrease in net assets from
Operations per share, basic and diluted      $    (.003)    $   (0.09)   $       (.01)   $   (0.29)
                                             ==========     =========    ============    =========
Weighted average number of shares            56,523,100     2,588,844      33,096,929    2,052,847
                                             ==========     =========    ============    =========
Outstanding, basic and diluted

            See accompanying notes to unaudited financial statements.

                                EXUS GLOBAL, INC.
                            STATEMENTS OF CASH FLOWS

                                                                       For the Nine Months Ended
                                                                              September 30
                                                                      ---------------------------
                                                                          2004            2003
                                                                      ----------     -----------
                                                                      (Unaudited)     (Unaudited)
       Cash flows from operating activities:

       Net decrease in net assets resulting from operations           $ (428,646)    $  (591,514)
                                                                      ----------     -----------
       Adjustments to reconcile net decrease in net
         assets from operations to net cash used in
         operating activities:
           Net unrealized (gain)loss in investments                     (201,000)               -
           Stock issued for services                                           -         481,115
           Beneficial conversion                                         241,667               -
           Director expense                                                8,750               -
           Interest expense                                               10,000               -
           Common Stock issued for anti-dilutive rights                  130,000          29,000
           Other income from reduction of debt                          (181,500)              -

       Changes in assets and liabilities:
         (Increase) decrease in assets:                                        -               -
           Other assets                                                   12,850               -
           Prepaid expenses                                                    -          30,000
         Increase (decrease) in liabilities
           Accounts payable and accrued expenses                         (21,924)       (227,701)
                                                                      ----------      ----------
         Total adjustments                                                (1,157)        312,414
                                                                      ----------      ----------
       Net cash used in operating activities                            (429,803)       (279,100)
                                                                      ----------      ----------

       Case flows from investing activities:
         Cash paid for investments                                      (364,469)        (23,016)
                                                                      ----------      ----------
       Cash flows from financing activities:
         Proceeds from convertible debentures                            325,000               -
         Proceeds from officer                                            34,143         112,770
         Proceeds from notes payable                                           -          18,000
         Repayment of notes payable                                       (6,268)              -
         Common stock to be issued                                             -          25,000
         Proceeds from sale of common stock                              426,000         108,000
         Proceeds from subscription receivable                            14,750               -
                                                                      ----------      ----------
       Net cash provided by financing activities                         793,625         263,770
                                                                      ----------      ----------

       Net (decrease) in cash                                               (647)        (38,346)

       Cash, beginning of year                                               812          38,933
                                                                      ----------      ----------

       Cash, end of period                                            $      165      $      587
                                                                      ==========      ==========

       Supplemental disclosure of cash flow information:
             Interest                                                 $   15,000      $        -
                                                                      ==========      ==========
             Income taxes                                             $        -      $        -
                                                                      ==========      ==========

       NON-CASH INVESTING AND FINANCIAL ACTIVITIES:
             Common stock issued for debts                            $  312,146      $        -
                                                                      ==========      ==========

             Common stock issued for convertible debentures           $  122,625      $        -
                                                                      ==========      ==========

             Common stock issued for investments                      $  275,000      $        -
                                                                      ==========      ==========

            See accompanying notes to unaudited financial statements.

                                EXUS GLOBAL, INC.
                            STATEMENT OF INVESTMENTS
                               September 30, 2004
                                   (Unaudited)


                                                       Percentage
                                    Description            of       Cost and     Fair
          COMPANY                   of Business        Ownership      Loans      Value    Affiliation
--------------------------    -----------------------  ----------   --------   --------   -----------

AGI Partners, Ltd.            Management Consulting       100%      $265,090   $421,090     Yes (1)
Nevada Holding Group, Inc.    Investment                    6%      $ 96,250    141,250     No  (2)
Maxplanet Corp.               Media Communication          52%      $206,750    206,750     Yes (3)
E Education Network           e-learning Development       40%      $ 50,000     50,000     Yes (3)
Food Product Inc              Food Distribution           100%      $ 10,815     10,815     Yes (3)
GoIP Global, Inc              Satellite Communications    100%      $  1,814      1,814     Yes (3)
                                                                    --------   --------

TOTAL INVESTMENTS                                                   $630,629   $831,719
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

Nevada Holding Group, Inc.
The fourth is an investment in Nevada Holding  Group,  Inc.  (NVHG).  Exus holds
5.65 Million shares of this Publicly Traded Company of which 3,000,000 shares were received from its portfolio Company AGI Partners, Ltd. During April, May and September Exus loaned $30,000 to AGI Partners, Ltd. and received 3 million shares in lieu of payment. Exus purchased an additional 3,000,000 shares in September upon exercising an option and issuing 5,000,000 shares of Exus common shares as payment. Subsequently 350,000 shares of NVHG have been paid to Exus Directors for services rendered. As of September 30, 2004, the market value of these shares based on the stock closing price was $141,250.

GoIP Global, Inc
In September, Exus formed this new Nevada Corporation to engage in providing broadband internet satellite services. As of September 30, 2004, Exus has loaned the company $1,814 mainly for incorporation costs.

Food Products Inc.
In September, Exus formed this new Nevada Corporation to engage in the distribution of imported ethnic food products under exclusive licensing arrangements. As of September 30, 2004, Exus has loaned the company $10,815 which covered the incorporation expenses and samples.

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

The investment in Nevada Holding Group, Inc. is valued at a discount to market value. Exus holds 5,650,000 restricted shares. NVHG has sold shares in the private market at .025 per share therefore Exus is valuing its holding at $141,250 versus the Closing market price per share as of September 30, 2004 was ..025 per share. Accordingly, an unrealized gain of $45,000 has been recorded through the period ended September 30, 2004.

The investment and loans in Maxplanet Corp. is valued at cost of $206,750, as of September 30, 2004 Exus has received the 24 million shares of MXNT through AGI PARTNERS, LTD its subsidiary. AGI Partners had earned these shares through services renedered and has up streamed these shares to EXUS for cash proceeds of $200,000.

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

NOTE 4 - CONVERTIBLE DEBENTURES

During the nine months ended September 30, 2004, the Company raised $325,000 of operating capital in the form of convertible debentures. The debentures have varying terms of nine to twelve months, accrue interest at 8% to 12% per annum, and convert at a discount of 50% to 20% of the closing bid for the Company's common stock on the date of conversion. For the nine months ended September 30, 2004, the Company issued 5,025,000 shares of its common stock upon the conversion of convertible debentures totaling $122,625. At September 30, 2004, the balance of the convertible debenture is $202,375.

The convertible debentures contain an imbedded beneficial conversion feature since the fair market value of the common stock exceeds the most beneficial exercise price on the debenture Issuance Date. The value was computed as $241,667. Since the conversion feature is exercisable immediately, the $241,667 was recognized as interest expense in the three months ended September 30, 2004. As of September 30, 2004, these 2 notes are in default.

NOTE 5 - SUBSEQUENT EVENTS

In July E Education Network, Inc. (EEN) entered into a Share Sale Agreement with DiscoveryTel, Inc., whereby EEN will issue 10,000,000 shares (50%) of the Company to DiscoveryTel, Inc. or their affiliates for $10,000 and management services. In addition, DiscoveryTel, Inc. has agreed to assume $50,000 debt, which is due by Exus to New Canaan Investment Partners, LLC, which has been confirmed and agreed by New Canaan Investment Partners, LLC. New Canaan Investment partners, LLC are principals in DiscoveryTel Inc. This $50,000 has not been accounted for in the financials until the transaction closes.

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

COMPANY STRATEGY

Exus Global, Inc. (the "Company"or "Exus") is a closed-end Investment Company pursuant to the Investment Company Act of 1940, as amended. This election entities us to the status of Business Development Company (BDC). The Company is engaged in the business of investing in small to mid-sized companies in the communications, media, and distance-education industries. In addition, we look to form strategic alliances with developing companies to facilitate speedy entry of new technologies to the marketplace. We operate as a venture fund with minimal expenses and our objective is to increase net asset value (NAV).

On January 26, 2004, the Company's Board of Directors unanimously approved a resolution to effect a 1-for-15 reverse split of the Company's common stock, which was subsequently approved by a vote of the majority of shareholders. This reverse split was done to strengthen the capital structure of the Company and raise investment money to implement the Company's business strategy. On March 1, 2004, an amendment to the Company's Articles of Incorporation was filed with the Secretary of State of Nevada amending the Company's Articles as described above. On March 9, 2004, the Company's Board of Directors elected to be regulated as a BDC under the Investment Company Act. A BDC is required to maintain at least 70% of its assets invested in "eligible portfolio companies," which are loosely defined as any domestic company which is not publicly traded or that has less than $4 million in assets.

The Company is primarily engaged in the business of investing in and providing managerial assistance to developing companies, which, in its opinion, have significant growth potential. The Company's investment objective is to achieve long-term capital appreciation, rather than current income, on its investments. Currently, the Company's investment activity is limited by its working capital. There is no assurance that the Company's objective will be achieved.

In October 2004, the Company entered into an agreement with a New York based financial facilitator to open Letters of Credit to import merchandise for its portfolio companies. The Agreement calls for a revolving credit facility of $6 million. This Letter of Credit facility will further enhance what Exus can offer its Portfolio companies beyond management, strategic alliances and short term financing.

The Company presently provides management assistance to six portfolio companies.

In January 2004, the Company acquired 100% of the common stock of AGI Partners, LTD. (AGI), a New York-based private company that provides management consulting, accounting, and financial services to public companies, in exchange for 1,000,000 shares of the Company's restricted common stock. Prior to the acquisition, AGI was controlled by a member of the Company's board of directors

During the first half of 2004, AGI received 24 Million shares of Maxplanet Corp.
(MXNT) for services rendered. These shares have been up-streamed to Exus. MXNT has been an Internet portal and multimedia company since the late 90s and is currently listed on the Pink Sheets under ticker symbol "MXNT." In April, MXNT announced the proposed acquisition of Wireless Ink, LLC. At this time, management has reservations about weather this transaction will close. MXNT is exploring other acquisition targets and continues to move towards relisting on the Bulletin Board.

In the 2nd Quarter of 2004, AGI received 3,000,000 shares of Nevada Holding Group, Inc (NVHG) for services rendered. These shares have been up-streamed to Exus. In addition, Exus exercised its option and purchased 3,000,000 additional shares. At this time Exus is holding a total of 5,650,000 shares and is assisting NVHG with its filing requirements and strategic acquisitions. NVHG is up-to-date with all its filing as of the date of this report and has a letter of intent in place to be the exclusive provider of a proprietary remote earth sensing technology. This technology is targeted at natural resource companies in North and South America. As of the date of this report, NVHG's share price closed at .16 per share, making the 5,650,000 share value to be $904,000.

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

In the 3rd quarter, Exus established 2 new entities: GoIP Global, Inc. and Food Products Inc. Both companies are in the development stage.

It should be noted that the Company's prior auditors, Sherb & Co., LLC, have expressed in their audit opinion letter accompanying the financial statements for the year ended December 31, 2003 that there is substantial doubt about the Company's ability to continue as a going concern.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2003

OPERATING EXPENSES

Operating expenses for the three months ended September 30, 2004 were $104,267 as compared to $326,543 for the three months ended September 30, 2003. This decrease was mainly a result of a decrease in stock-based compensation expense and professional fees.

General and administrative expenses, consisting primarily of office operations, travel, data communications and supplies expenses, were $12,025 for the three months ended September 30, 2004, as compared to $15,493 for the three months ended September 30, 2003. This decrease is primarily a result of decreased operations.

Compensation and stock-based compensation expense for the three months ended September 30, 2004 were $72,550, as compared to $295,500 for the three months ended September 30, 2003. The decrease is attributable primarily to the payment of stock based compensation in fiscal 2003.

Professional fees for the three months ended September 30, 2004 were $8,442 as compared to approximately $15,550 for the three months ended September 30, 2003. The decrease is attributable primarily to increased fees related to our SEC filings, and legal fees associated with becoming a Business Development Company incurred in 2003.

Interest expense for the three months ended September 30, 2004 was $11,250 and was incurred on our notes payable and debentures payable. There was no interest expense for the three months ended September 30, 2003, as there were no borrowings outstanding.

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

NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2003

OPERATING EXPENSES

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

LIQUIDITY AND CAPITAL RESOURCES

The accompanying financial statements have been prepared in conformity with principles of accounting applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had a net decrease in net assets from operations of $(428,646), has incurred operating losses from inception and has an accumulated deficit of $(9,763,952), and used cash in operating activities of $(429,803) for the nine months ended September 30, 2004. The Company requires additional capital to meet its operating requirements. Management plans to increase cash flows through the sale of securities (see following paragraph below) and, through its on going profitable operations. There are no assurances that such plans will be successful. No adjustments have been made to the accompanying financial statements, as a result of this uncertainty.

On March 9, 2004, the Company filed a notification with the Commission of its intent to raise capital through the issuance of securities exempt from registration under Regulation E of the Securities Act of 1933. This exemption allows the Company to sell up to $5,000,000 of securities exempt from registration. Through the end of September 30, 2004, the Company raised $426,000 through the sale of 26,750,032 shares of common stock, through the use of the Regulation E exemption.

For the nine months ended September 30, 2004, the Company used cash in operating activities of $(429,803), as compared to $(279,100) for the nine months ended September 30, 2003 and was attributable to cash used to fund our net decrease in net assets resulting from operations of $(428,646) and the payment of accounts payable and accrued expenses of $21,925.

For the nine months ended September 30, 2004, we used cash for investing in our investee companies of $364,469.

For the nine months ended September 30, 2004, net cash provided by financing activities was $793,625, as compared to net cash provided by financing activities of $682,603 for the nine months ended September 30, 2003. During the nine months ended September 30, 2004, we used cash to pay back notes payable of $6,268, received proceeds from the collection of subscriptions receivable of $14,750 and proceeds from an officer of $34,143, and received proceeds of $426,000 from the sale of our common stock. Additionally, we received proceeds from the issuance of subordinated convertible debentures of $325,000. The debentures bear interest at 8%, mature ninety (90) days from the date of issuance, and are convertible into common stock at a discount to market of 50% -20% from the closing bid price on the date of conversion.

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

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On August 23, 2002, the Company entered into a consent judgment in the Superior Court of New Jersey with a former employee in the amount of $37,500. The Company settled this claim in October by the issuance of 3,000,000 common shares.

Recently, the Company was served with an action in the Supreme Court of the State of New York to enforce a default judgment entered against the Company for $71,414.55 in the Circuit Court of the County of Fairfax, Virginia. The default judgment was based upon a breach of contract claim between the Plaintiff and the Company. The Company plans on defending the action in a December 2004 hearing date. The judgment has been accrued in the financial statements.

In October, the Company and its Directors were served with documents naming the Company as defendants with a $40,000 default judgment for not answering an information subpoena, regarding Isaac Sutton its CEO. The Company intends to take the appropriate legal action to dismiss the judgment and provide the information requested if it is available.

In September, the Company defaulted on an agreed monthly repayment of a $53,000 note. Based on the prior settlement agreement the Creditor has the right to file a Confession of Judgment against the company and Isaac Sutton its CEO.

The Company knows of no material legal proceedings pending or threatened, or judgments entered against any of its Directors or Officers in their capacity as such.

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended September 30, 2004, the Company issued 1,382,934 shares of its common stock under Regulation E upon the conversion of debt totaling $20,744.

During the three months ended September 30, 2004, the Company sold 4,816,666 of common stock under Regulation E for net cash proceeds of $76,000 for an average price of .0157 per share.

In September, the Company exercised its option to purchase 3,000,000 shares of Nevada Holding Group INC (NVHG) by issuing 5,000,000 shares of common stock under Regulation E for a transaction value of $75,000.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit No.   Description

   31.1        Certification by Chief Executive Officer Pursuant to Section 302

   31.2        Certification by Chief Financial Officer Pursuant to Section 302

   32.1        Certification by Chief Executive Officer Pursuant to Section 906

   32.2        Certification by Chief Financial Officer Pursuant to Section 906

                                 SIGNATURE PAGE

In accordance with the requirements of the Exchange Act, the registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     EXUS GLOBAL, INC.


DATE:  January 4, 2005               By:  s/Isaac H. Sutton
                                       ----------------------------------------
                                       Isaac H. Sutton, Chief Executive Officer