Form 10-K
period 2004-12-31
EXUS GLOBAL INC
filed 2005-04-21
CIK 810270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

OR

[    ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM __________ TO __________

COMMISSION FILE NUMBER: 0-18049

StarInvest Group, Inc.

f/k/a Exus Global, Inc
(Exact name of registrant as specified in its charter)

Nevada	91-1317131
(State of Incorporation)	(I.R.S. Employer Identification Number)
122 East 42nd Street Suite 2715 New York, New York	10168
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (212) 514-6600

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class
Common Stock, par value $0.001 per share

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ]   No [    ].

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [      ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2) Yes [   ] No [   ].

The aggregate market value of common stock held by non-affiliates of the Registrant on April 8, 2005, based on the closing price on that date of $0.24 on the NASDAQ Bulletin Board Market, was $3,152,830. For the purposes of calculating this amount only, all directors and executive officers of the Registrant have been treated as affiliates. There were 13,295,958 shares of the Registrant's common stock outstanding as of April 8, 2005.

STARINVEST GROUP, INC

FORM 10-K FOR THE FISCAL YEAR
ENDED DECEMBER 31, 2004

PART I

ITEM 1.    BUSINESS

StarInvest Group, Inc. (“STIV” or the “Company”) is a specialty investment company principally providing capital to small- and medium-sized technology companies. The Company intends to focus its portfolio in the following technology sectors: software, Internet, IT services, media, telecommunications, semiconductors, hardware and technology-enabled services.  As of December 31, 2004 and March 18, 2005, we had invested approximately $911,000 in 8 portfolio companies, and approximately $1.9 million in 11 portfolio companies, respectively. Our investment objective is to maximize our portfolio's total return by investing in the debt and/or equity securities of technology-related companies. We also seek to provide our stockholders with current income on investments in debt securities and long-term capital growth through the appreciation in the value of warrants or other equity instruments that we may receive when we make debt investments or equity investments.

Our capital is generally invested into our portfolio companies where it is used to finance organic growth, acquisitions, recapitalizations and working capital. Our investment decisions are based on analysis of potential portfolio companies' business operations supported by an in-depth understanding of the quality of their recurring revenues and cash flow, variability of costs and the inherent value of their assets, including proprietary intangible assets and intellectual property.

We were founded in September 1985 as Gemini Energy Corporation under the laws of the State of Nevada. On January 28, 1994, the Company's name was changed to Nerox Energy Corporation. On April 24, 1998 the Company's name was changed to Nerox Holding Corporation. On December 15, 1998 the Company's name was changed to E*twoMedia.com. As of August 31, 1999, we acquired all of the issued and outstanding shares of common stock of Free Publishing Services Limited. Operations ceased in the fourth quarter of 2000, and we became inactive pursuant to a share purchase agreement with Mintcanyon Business Ltd., entered into on December 29, 2000. We sold all our shares in Free Publishing Services Ltd. in exchange for the assumption of specified assets and liabilities. On December 19, 2000 our name was changed to Exus Networks, Inc. Pursuant to an Agreement and Plan of Reorganization (the "Exchange Agreement") dated January 15, 2001 between the Company and the shareholders of Exus Networks, Inc., a New York corporation ("Exus"), Isaac H. Sutton became the majority stockholder and our sole director. Upon consummation of the Exchange Agreement, the Company acquired all of Exus' common stock and the shareholders of Exus received 20,000,000 shares of the Company's common stock. On April 10, 2003 the Company's name was changed to Exus Global, Inc. During 2003 Exus Global was in the process of a complete reorganization, changing its core business from mobile satellite communication to that of a holding company. On March 9, 2004, we filed Form N-54 to elect to report as a business development company under the Investment Company Act of 1940. The Company's status as a business development company can only be changed by a vote of the Company's shareholders.

We are a Nevada corporation and a closed-end, non-diversified management investment company that has elected to be regulated as a business development company under the Investment Company Act of 1940, as amended (the “1940 Act”). As a business development company, we are required to meet regulatory tests, including the requirement to invest at least 70% of our total assets in eligible portfolio companies. In addition, we have elected to be treated for federal income tax purposes as a regulated investment company, or RIC, under the Internal Revenue Code of 1986 (the “Code”).

While we intend to concentrate our investments in technology-related sectors, we may seek other investment opportunities outside these sectors and may also have up to 30% of our assets invested in non-eligible investments.  Our headquarters are at 122 East 42nd Street Suite 2715 New York, New York 10168 and our telephone number is (212) 514-6600.

Market Opportunity

The period since mid-2000 has seen a dramatic shift in the competitive landscape across the technology-related sector. Significant declines in corporate and consumer demand for information technology products and services have driven vigorous price competition and spurred numerous corporate reorganizations in technology-related industries. Many companies have merged with competitors, scaled back their operations or simply closed down in response to these difficult business conditions, and we expect to see further consolidation in these industries. At the same time, technology-related companies with strong balance sheets, stable revenues and efficient operating structures are benefiting from the consolidation or elimination of competitors in their markets.

Large, underserved market for product.  Following the technology-related market downturn, an increasing number of well-positioned technology-related companies have been seeking to raise capital. Historically, growing technology-related companies have generally relied upon equity rather than debt financing. As a result, the market for debt financing for technology-related companies is generally less developed than the debt markets serving other industries. In spite of the large number of technology-related companies in the United States today, we believe that these companies are significantly underserved by traditional lenders such as banks, savings and loan institutions and finance companies for the following reasons:

  Non-traditional financial profile – The balance sheet of a technology-related company often includes a disproportionately large amount of intellectual property assets as compared to the balance sheets of industrial and service companies, which makes them difficult to evaluate using traditional lending criteria. Additionally, the high revenue growth rates characteristic of technology-related companies often render them difficult to evaluate from a credit perspective. Moreover, technology-related companies often incur relatively high expenditures for research and development, utilize unconventional sales and marketing techniques and selling channels, and experience rapid shifts in technology, consumer demand and market share. These attributes can make it difficult for traditional lenders to analyze technology-related companies using conventional analytical methods.

  Industry scale, concentration and regulation – Many companies in technology-related industries lack the size, and the markets in which they operate lack the scale, necessary to service large loans by traditional lenders. In the banking industry, in particular, consolidation over the last decade has increased the size, and reduced the number, of surviving banks. The surviving institutions have sought to limit their credit exposures to, and the monitoring costs associated with loans to, smaller businesses. In addition, traditional lending institutions operate in a regulatory environment that favors lending to large, established businesses. In response to such regulation, many traditional lending institutions have developed loan approval processes which conflict with the entrepreneurial culture of smaller technology-related companies.

For the reasons outlined above, we believe that many viable technology-related companies have either not been able, or have elected not, to obtain financing from traditional lending institutions. We believe that these factors are likely to continue, given the ongoing consolidation in the financial services industry.

Complementing private equity and venture capital funds

Our investment approach complements other sources of capital available to technology-related companies. For example, although we may compete with private equity and venture capital funds as a source of capital for such businesses, those types of investors typically invest primarily in equity-based securities. WE intend to make investments in both debt securities and equity securities. We believe that the nature of our investments in debt securities may be viewed by such entities as an attractive alternative source of capital. Private equity and venture capital funds may base their investments on anticipated annual internal rates of return that are substantially higher than the annual internal rates of return that we set as our operating target. Moreover, private equity and venture capital funds generally require a significantly greater percentage of equity ownership interests than we require. However, private equity and venture capital investments typically entail considerably more risk than the debt investments that we make, as they are usually uncollateralized and rank lower in priority in the capital structure of the portfolio companies. We believe the prospect of obtaining additional capital without incurring substantial incremental dilution makes us attractive to owner-managers as a prospective source of capital.

Competitive Advantages

We believe that we are well positioned to provide financing to technology-related companies for the following reasons:

·

Focus on technology

·

Expertise in originating, structuring and monitoring investments

·

Flexible investment approach

·

Established deal sourcing network

Focus on technology.   We concentrate our investments in companies in technology-related industries. We believe that this focus, together with our experience in analyzing and financing such companies, affords us a sustainable competitive advantage. In particular, we have expertise in assessing the value of intellectual property assets, and in evaluating the operating characteristics of technology-related companies. As a result, we believe that we have a competitive advantage over less specialized lenders, particularly over lenders with limited experience in lending to technology-related companies. In addition, we believe that our specialization in financing companies within the technology sector enables us to advise portfolio companies on consolidation and exit financing opportunities more rapidly and effectively than less specialized lenders.

Expertise in originating, structuring and monitoring investments. We believe that our strong combination of experience and contacts in the technology sector has attracted well-positioned prospective portfolio companies.  We believe that our extensive experience in researching, analyzing and investing in technology companies and structuring debt investments affords us a competitive advantage in providing financing to companies in this sector.

Flexible investment approach.   We have significant flexibility in selecting and structuring our investments. We are not subject to many of the regulatory limitations that govern traditional lending institutions such as banks. Also, we have fairly broad latitude as to the term and nature of our investments. We recognize that technology-related companies regularly make corporate development decisions that impact their financial performance, valuation and risk profile. In some cases, these decisions can favorably impact long-term enterprise value at the expense of short-term financial performance.

Established deal sourcing network.   Through an established network of consultants and our directors, we have extensive contacts and sources from which to generate investment opportunities. These contacts and sources include private equity and venture capital funds, public and private companies, investment bankers, attorneys, accountants and commercial bankers.

Investment Process

Identification of prospective portfolio companies.  We identify and source new prospective portfolio companies through a network of venture capital and private equity funds, investment banks, accounting and law firms and direct company relationships.

Due diligence review.   Prior to an investment, we perform a preliminary due diligence review including company and technology assessments, market analysis, competitive analysis, evaluation of management, risk analysis and transaction size, pricing and structure analysis. Upon successful completion of this preliminary evaluation process, we then decide whether to move forward towards the completion of a transaction.

Investment structuring.  We seek to achieve current income by investing a portion of our assets in debt securities, consisting primarily of senior notes, senior subordinated notes and junior subordinated notes, of technology-related companies. We also seek to provide our stockholders with long-term capital growth through the appreciation in the value of warrants or other equity instruments that we may receive when we make loans, and through direct equity investments.

Ongoing Relationships With Portfolio Companies

Monitoring.   We monitor the financial trends of each portfolio company to assess the appropriate course of action for each company and to evaluate overall portfolio quality. We monitor the status and performance of each individual company on at least a quarterly basis.

Managerial assistance.   As a business development company, we are required to offer, and in some cases may provide and be paid for, significant managerial assistance to portfolio companies. This assistance typically involves monitoring the operations of portfolio companies, participating in their board and management meetings, consulting with and advising their officers and providing other organizational and financial guidance.

Competition

Our primary competitors to provide financing to technology-related companies include private equity and venture capital funds, other equity and non-equity based investment funds and investment banks and other sources of financing, including traditional financial services companies such as commercial banks and specialty finance companies. Many of these entities have greater financial and managerial resources than we will have. For additional information concerning the competitive risks we face, see "Risk factors — We operate in a highly competitive market for investment opportunities."

Employees

We have two administrative employees that manage our day-to-day investment operations.

Federal Income Tax Considerations

As a business development company, we have elected to be treated, and intend to qualify annually, as a RIC under Subchapter M of the Code, beginning with our 2005 taxable year. As a RIC, we generally will not have to pay corporate-level federal income taxes on any ordinary income or capital gains that we distribute to our stockholders as dividends. To continue to qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, to qualify for RIC tax treatment we must distribute to our stockholders, for each taxable year, at least 90% of our "investment company taxable income," which is generally our ordinary income plus the excess of our realized net short-term capital gains over our realized net long-term capital losses (the "Annual Distribution Requirement").

Taxation as a Regulated Investment Company.   If we qualify as a RIC and satisfy the Annual Distribution Requirement, we will not be subject to federal income tax on the portion of our investment company taxable income and net capital gain (i.e., realized net long-term capital gains in excess of realized net short-term capital losses) we distribute to stockholders. We will be subject to U.S. federal income tax at the regular corporate rates on any income or capital gain not distributed (or deemed distributed) to our stockholders. We will be subject to a 4% non-deductible federal excise tax on certain undistributed income unless we distribute in a timely manner an amount at least equal to the sum of (1) 98% of our ordinary income for each calendar year, (2) 98% of our capital gain net income for the one-year period ending October 31 in that calendar year and (3) any income realized, but not distributed, in preceding years (the "Excise Tax Avoidance Requirement"). We currently intend to make sufficient distributions each taxable year to satisfy the Excise Tax Avoidance Requirement. In order to qualify as a RIC for federal income tax purposes, we must, among other things:

  at all times during each taxable year, have in effect an election to be treated as a business development company under the 1940 Act derive in each taxable year at least 90% of our gross income from dividends, interest, payments with respect to certain securities loans, gains from the sale of stock or other securities, or other income derived with respect to our business of investing in such stock or securities diversify our holdings so that at the end of each quarter of the taxable year:

1.

1. at least 50% of the value of our assets consists of cash, cash equivalents, U.S. government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer; and

2.

2. no more than 25% of the value of our assets is invested in the securities, other than U.S. government securities or securities of other RICs, of one issuer or of two or more issuers that are controlled, as determined under applicable tax rules, by us and that are engaged in the same or similar or related trades or businesses.

Pursuant to the American Jobs Creation Act of 2004 (the "2004 Tax Act"), for taxable years of a RIC beginning after October 22, 2004, net income derived from an interest in certain "qualified publicly traded partnerships" will be treated as qualifying income for purposes of the 90% gross income requirement, and no more than 25% of a RIC's assets may be invested in the securities of one or more qualified publicly traded partnerships. In addition, the separate treatment for publicly traded partnerships under the passive loss rules applies to a RIC holding an interest in a qualified publicly traded partnership, with respect to items attributable to such interest.

We may be required to recognize taxable income in circumstances in which we do not receive cash. For example, if we hold debt obligations that are treated under applicable tax rules as having original issue discount (such as debt instruments with payment-in-kind interest or, in certain cases, increasing interest rates or issued with warrants), we must include in income each year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. Because any original issue discount accrued will be included in our investment company taxable income for the year of accrual, we may be required to make a distribution to our stockholders in order to satisfy the Annual Distribution Requirement, even though we will not have received any corresponding cash amount.

Regulation As A Business Development Company

General.  A business development company (“BDC”) is regulated by the 1940 Act. A BDC must be organized in the United States for the purpose of investing in or lending to primarily private companies and making managerial assistance available to them. A BDC may use capital provided by public stockholders and from other sources to invest in long-term, private investments in businesses. A BDC provides stockholders the ability to retain the liquidity of a publicly traded stock, while sharing in the possible benefits, if any, of investing in primarily privately owned companies.

We may not change the nature of our business so as to cease to be, or withdraw our election as a BDC unless authorized by vote of a majority of the outstanding voting securities, as required by the 1940 Act. A majority of the outstanding voting securities of a company is defined under the 1940 Act as the lesser of: (i) 67% or more of such company's voting securities present at a meeting if more than 50% of the outstanding voting securities of such company are present or represented by proxy, or (ii) more than 50% of the outstanding voting securities of such company. We do not anticipate any substantial change in the nature of our business.

As with other companies regulated by the 1940 Act, a BDC must adhere to certain substantive regulatory requirements. A majority of our directors must be persons who are not interested persons, as that term is defined in the 1940 Act. Additionally, we are required to provide and maintain a bond issued by a reputable fidelity insurance company to protect the BDC.   As of December 31, 2004 we are in the process of obtaining such bond and anticipate anticipating having it in place by April 30, 2005.  Furthermore, as a BDC, we are prohibited from protecting any director or officer against any liability to the company or our stockholders arising from willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person's office.

As a BDC, we are required to meet a coverage ratio of the value of total assets to total senior securities, which include all of our borrowings and any preferred stock we may issue in the future, of at least 200%.

We may also be prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of our directors who are not interested persons and, in some cases, prior approval by the SEC.

We are not generally able to issue and sell our common stock at a price below net asset value per share. See "Risk factors—Risks relating to our business and structure—Regulations governing our operation as a business development company affect our ability to, and the way in which we raise additional capital." We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current net asset value of our common stock if our Board of Directors determines that such sale is in our best interests and the best interests of our stockholders, and our stockholders approve such sale. In addition, we may generally issue new shares of our common stock at a price below net asset value in rights offerings to existing stockholders, in payment of dividends and in certain other limited circumstances.

We will be periodically examined by the SEC for compliance with the 1940 Act.

As a BDC, we are subject to certain risks and uncertainties. See "Risk factors—Risks relating to our business and structure."

Qualifying Assets

As a business development company, we may not acquire any asset other than "qualifying assets" unless, at the time we make the acquisition, the value of our qualifying assets represent at least 70% of the value of our total assets. The principal categories of qualifying assets relevant to our business are:

  Securities of an eligible portfolio company that are purchased in transactions not involving any public offering. An eligible portfolio company is defined under the 1940 Act to include any issuer that:

a)

a) is organized and has its principal place of business in the U.S.;

b)

b) is not an investment company or a company operating pursuant to certain exemptions under the 1940 Act, other than a small business investment company wholly owned by a business development company; and

c)

c) does not have any class of publicly traded securities with respect to which a broker may extend margin credit (i.e., a "marginable security").

  Securities received in exchange for or distributed with respect to securities described in the bullet above or pursuant to the exercise of options, warrants, or rights relating to those securities; and

  Cash, cash items, government securities, or high quality debt securities (as defined in the 1940 Act), maturing in one year or less from the time of investment.

Amendments promulgated in 1998 by the Federal Reserve expanded the definition of a marginable security under the Federal Reserve's margin rules to include any non-equity security. Thus, any debt securities issued by any entity are marginable securities under the Federal Reserve's current margin rules. As a result, the staff of the SEC has raised the question to the business development company industry as to whether a private company that has outstanding debt securities would qualify as an "eligible portfolio company" under the 1940 Act.

The SEC has recently issued proposed rules to correct the unintended consequence of the Federal Reserve's 1998 margin rule amendments of apparently limiting the investment opportunities of business development companies. In general, the SEC's proposed rules would define an eligible portfolio company as any company that does not have securities listed on a national securities exchange or association. We are currently in the process of reviewing the SEC's proposed rules and assessing their impact, to the extent such proposed rules are subsequently approved by the SEC, on our investment activities. We do not believe that these proposed rules will have a material adverse effect on our operations.  Until the SEC or its staff has taken a final public position with respect to the issue discussed above, we will continue to monitor this issue closely, and may be required to adjust our investment focus to comply with and/or take advantage of any future administrative position, judicial decision or legislative action.

In addition, a business development company must have been organized and have its principal place of business in the United States and must be operated for the purpose of making investments in eligible portfolio companies, or in other securities that are consistent with its purpose as a business development company.

Significant Managerial Assistance.   To include certain securities described above as qualifying assets for the purpose of the 70% test, a business development company must offer to make available to the issuer of those securities significant managerial assistance such as providing guidance and counsel concerning the management, operations, or business objectives and policies of a portfolio company. We offer to provide managerial assistance to our portfolio companies.

Investment Concentration.  Our investment objective is to maximize our portfolio's total return. In this respect, we intend to concentrate in the technology-related sector and invest, under normal circumstances, at least 75% of the value of our net assets (including the amount of any borrowings for investment purposes) in technology-related companies. This 75% policy is not a fundamental policy and therefore may be changed without the approval of our stockholders. However, we may not change or modify this policy unless we provide our stockholders with at least 60 days prior notice, pursuant to Rule 35d-1 of the 1940 Act.  See "Risk factors—Risks related to our investments—Our portfolio may be concentrated in a limited number of portfolio companies."

Code of Ethics.  As required by the 1940 Act, we maintain a code of ethics that establishes procedures for personal investments and restricts certain transactions by our personnel. See "Risk factors—Risks relating to our business and structure—There are significant potential conflicts of interest." Our code of ethics generally does not permit investments by our employees in securities that may be purchased or held by us.   You may read and copy the code of ethics at the SEC's Public Reference Room in Washington, D.C. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-202-942-8090. In addition, the code of ethics is available on the EDGAR Database on the SEC's Internet site at http://www.sec.gov . You may obtain copies of the code of ethics, after paying a duplicating fee, by electronic request at the following Email address: publicinfo@sec.gov, or by writing the SEC's Public Reference Section, Washington, D.C. 20549.

Compliance Policies and Procedures.  We have adopted and implemented written policies and procedures reasonably designed to prevent violation of the federal securities laws, and are required to review these compliance policies and procedures annually for their adequacy and the effectiveness of their implementation, and to designate a Chief Compliance Officer to be responsible for administering the policies and procedures.

Sarbanes-Oxley Act of 2002.   On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act, as well as the rules and regulations promulgated thereunder, imposed a wide variety of new regulatory requirements on publicly-held companies and their insiders. Many of these requirements affect us. For example:

  Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended (the "1934 Act"), our Chief Executive Officer and Chief Financial Officer must certify the accuracy of the financial statements contained in our periodic reports;

  Pursuant to Item 307 of Regulation S-K, our periodic reports must disclose our conclusions about the effectiveness of our disclosure controls and procedures;

  Pursuant to Rule 13a-15 of the 1934 Act, our management must prepare a report regarding its assessment of our internal control over financial reporting, which must be audited by our independent registered public accounting firm; and

  Pursuant to Item 308 of Regulation S-K and Rule 13a-15 of the 1934 Act, our periodic reports must disclose whether there were significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

The Sarbanes-Oxley Act requires us to review our current policies and procedures to determine whether we comply with the Sarbanes-Oxley Act and the regulations promulgated thereunder. We will continue to monitor our compliance with all regulations that are adopted under the Sarbanes-Oxley Act and will take actions necessary to ensure that we are in compliance therewith.

RISK FACTORS

An investment in our securities involves certain risks relating to our structure and investment objectives. The risks set out below are not the only risks we face, and we face other risks which are not yet predictable. If any of the following risks occur, our business, financial condition and results of operations could be materially adversely affected. In such case, our net asset value and the trading price of our common stock could decline, and you may lose all or part of your investment.

RISKS RELATING TO OUR BUSINESS AND STRUCTURE

We are a new company with a limited operating history.

We elected to be a Business Development Company in March of 2004 and have a limited operating history. We are subject to all of the business risks and uncertainties associated with any new business enterprise, including the risk that we will not achieve our investment objective and that the value of your investment in us could decline substantially.

Any failure on our part to maintain our status as a business development company would reduce our operating flexibility.

If we do not remain a business development company, we might be regulated as a closed-end investment company under the 1940 Act, which would decrease our operating flexibility.

We Have Historically Lost Money and Losses May Continue in the Future

We have historically lost money.   The loss for fiscal year 2004 was approximately $384,667 and future losses are likely to occur.  Accordingly, we may experience significant liquidity and cash flow problems if we are not able to raise additional capital as needed and on acceptable terms.  No assurances can be given that we will be successful in reaching or maintaining profitable operations.

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

There is Substantial Doubt About Our Ability to Continue as a Going Concern Due to Recurring Losses and Working Capital Shortages, Which Means that We May Not Be Able to Continue Operations Unless We Obtain Additional Funding

The report of our independent accountants on our December 31, 2004 financial statements included an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern due to recurring losses and working capital shortages.  Our ability to continue as a going concern will be determined by our ability to obtain additional funding.  Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Our Common Stock is Traded on the "Over-the-Counter Bulletin Board," Which May Make it More Difficult For Investors to Resell Their Shares Due to Suitability Requirements

Our common stock is currently traded on the Over the Counter Bulletin Board (OTCBB) where we expect it to remain for the foreseeable future. Broker-dealers often decline to trade in OTCBB stocks given that the market for such securities is often limited, the stocks are more volatile, and the risk to investors are greater.  These factors may reduce the potential market for our common stock by reducing the number of potential investors.  This may make it more difficult for investors in our common stock to sell shares to third parties or to otherwise dispose of them.  This could cause our stock price to decline.

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

Our Officers and Directors Have the Ability to Exercise Significant Influence Over Matters Submitted for Stockholder Approval and Their Interests May Differ From Other Stockholders

An entity controlled by one of our executive officers and directors has the ability to appoint a majority of the Board of Directors.  Accordingly, our directors and executive officers, whether acting alone or together, may have significant influence in determining the outcome of any corporate transaction or other matter submitted to our Board for approval, including issuing common and preferred stock, and appointing officers, which could have a material impact on mergers, acquisitions, consolidations and the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control.  The interests of these board members may differ from the interests of the other stockholders.

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

We are dependent upon key management personnel for our future success, particularly Isaac H. Sutton.

We depend on the diligence, skill and network of business contacts of the management. The management, together with other investment professionals, will evaluate, negotiate, structure, close, monitor and service our investments. Our future success will depend to a significant extent on the continued service and coordination of the management team, particularly Isaac H Sutton, the Chief Executive Officer.  The departure of Mr. Sutton could have a material adverse effect on our ability to achieve our investment objective.   We do not maintain a key man life insurance policy on Mr. Sutton.

Our financial condition and results of operations will depend on our ability to manage our future growth effectively.

We have a limited operating history.  As such, we are subject to the business risks and uncertainties associated with any new business enterprise, including the lack of experience in managing or operating a business development company. Our ability to achieve our investment objective will depend on our ability to grow, which will depend, in turn, on our investment team’s ability to identify, analyze, invest in and finance companies that meet our investment criteria. Accomplishing this result on a cost-effective basis is largely a function of our management’s structuring of the investment process, its ability to provide competent, attentive and efficient services to us, and our access to financing on acceptable terms. As we grow, we will need to hire, train, supervise and manage new employees. Failure to manage our future growth effectively could have a material adverse effect on our business, financial condition and results of operations.

We operate in a highly competitive market for investment opportunities.

A large number of entities compete with us to make the types of investments that we make in technology-related companies. We compete with a large number of private equity and venture capital funds, other equity and non-equity based investment funds, investment banks and other sources of financing, including traditional financial services companies such as commercial banks and specialty finance companies. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a business development company. There can be no assurance that the competitive pressures we face will not have a material adverse effect on our business, financial condition and results of operations. Also, as a result of this competition, we may not be able to take advantage of attractive investment opportunities from time to time, and we can offer no assurance that we will be able to identify and make investments that are consistent with our investment objective.

Our business model depends upon the development of strong referral relationships with private equity and venture capital funds and investment banking firms.

If we fail to maintain our relationships with key firms, or if we fail to establish strong referral relationships with other firms or other sources of investment opportunities, we will not be able to grow our portfolio and achieve our investment objectives. In addition, persons with whom we have informal relationships are not obligated to provide us with investment opportunities, and therefore there is no assurance that such relationships will lead to the origination of investments.

We may not realize gains from our equity investments.

When we invest in debt securities, we generally expect to acquire warrants or other equity securities as well. However, the equity interests we receive may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience.

Because most of our investments are not in publicly traded securities, there is uncertainty regarding the value of our investments, which could adversely affect the determination of our net asset value.

Our portfolio investments are not generally in publicly traded securities. As a result, the fair value of these securities is not readily determinable. We value these securities at fair value as determined in good faith by our Board of Directors. The types of factors that the Board of Directors takes into account in providing its fair value recommendation includes, as relevant, the nature and value of any collateral, the portfolio company's ability to make payments and its earnings, the markets in which the portfolio company does business, comparison to valuations of publicly traded companies, comparisons to recent sales of comparable companies, the discounted value of the cash flows of the portfolio company and other relevant factors. Because such valuations are inherently uncertain and may be based on estimates, our determinations of fair value may differ materially from the values that would be assessed if a ready market for these securities existed.

The lack of liquidity in our investments may adversely affect our business.

As stated above, our investments are not generally in publicly traded securities. Substantially all of these securities are subject to legal and other restrictions on resale or will otherwise be less liquid than publicly traded securities. The illiquidity of our investments may make it difficult for us to sell such investments if the need arises. Also, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we have previously recorded our investments. We expect that our holdings of equity securities may require several years to appreciate in value, and we can offer no assurance that such appreciation will occur.

We may experience fluctuations in our quarterly results.

We may experience fluctuations in our quarterly operating results due to a number of factors, including the rate at which we make new investments, the interest rates payable on the debt securities we acquire, the default rate on such securities, the level of our expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in our markets and general economic conditions. As a result of these factors, results for any period should not be relied upon as being indicative of performance in future periods.

Regulations governing our operation as a business development company affect our ability to, and the way in which we raise additional capital, which may expose us to risks, including the typical risks associated with leverage.

Our business will require a substantial amount of capital, which we may acquire from the following sources:

Senior securities and other indebtedness.  We may issue debt securities or preferred stock and/or borrow money from banks or other financial institutions, which we refer to collectively as "senior securities," up to the maximum amount permitted by the 1940 Act. Under the provisions of the 1940 Act, we are permitted, as a business development company, to issue senior securities in amounts such that our asset coverage ratio, as defined in the 1940 Act, equals at least 200% of gross assets, less all liabilities and indebtedness not represented by senior securities, after each issuance of senior securities. If we issue senior securities, including preferred stock and debt securities, we will be exposed to typical risks associated with leverage, including an increased risk of loss. If we incur leverage to make investments, a decrease in the value of our investments would have a greater negative impact on the value of our common stock. If we issue debt securities or preferred stock, it is likely that such securities will be governed by an indenture or other instrument containing covenants restricting our operating flexibility. In addition, such securities may be rated by rating agencies, and in obtaining a rating for such securities, we may be required to abide by operating and investment guidelines that could further restrict our operating flexibility. Our ability to pay dividends or issue additional senior securities would be restricted if our asset coverage ratio was not at least 200%. If the value of our assets declines, we may be unable to satisfy this test. If that happens, we would be unable to issue any additional senior securities. Furthermore, any amounts that we use to service our indebtedness would not be available for distributions to our common stockholders.

Common stock.  We are not generally able to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current net asset value of our common stock if our Board of Directors determines that such sale is in our best interests and that of our stockholders, and our stockholders approve such sale. In certain limited circumstances, pursuant to an SEC staff interpretation, we may also issue shares at a price below net asset value in connection with a transferable rights offering so long as: (1) the offer does not discriminate among shareholders; (2) we use our best efforts to ensure an adequate trading market exists for the rights; and (3) the ratio of the offering does not exceed one new share for each three rights held.   If our stock price is less that our net asset value per share, it will be extremely difficult to raise capital through the sale of common stock without obtaining shareholder approval.  In the event shareholder approval is not obtained, our ability to raise adequate capital to continue as a going concern will be negatively impacted.  If we raise additional funds by issuing more common stock or senior securities convertible into, or exchangeable for, our common stock, the percentage ownership of our stockholders at that time would decrease and they may experience dilution. Moreover, we can offer no assurance that we will be able to issue and sell additional equity securities in the future, on favorable terms or at all.

Our Board of Directors is authorized to reclassify any unissued shares of preferred stock into one or more classes of preferred stock, which could convey special rights and privileges to its owners.

Our charter permits our Board of Directors to classify any authorized but unissued shares of preferred stock into one or more classes of preferred stock. We are currently authorized to issue up to 20,000,000 shares of preferred stock, of which 10,000,000 shares are currently issued and outstanding. In the event our Board of Directors opts to classify a portion of our unissued shares of preferred stock into a class of preferred stock, those preferred shares could have a preference over our common stock with respect to dividends and liquidation. The class rights of any preferred shares we may issue could make it more difficult for us to take some actions that may, in the future, be proposed by the Board of Directors and/or the holders of our common stock, such as a merger, exchange of securities, liquidation, or alteration of the rights of a class of our securities, if these actions were perceived by the holders of preferred shares as not in their best interests. The issuance of preferred shares convertible into shares of common stock might also reduce the net income and net asset value per share of our common stock upon conversion. These effects, among others, could have an adverse effect on your investment in our common stock.

A change in interest rates may adversely affect our profitability.

A portion of our income will depend upon the difference between the rate at which we borrow funds (if we do borrow) and the interest rate on the debt securities in which we invest. We anticipate using a combination of equity and long-term and short-term borrowings to finance our investment activities.  Some of our investments in debt securities are at fixed rates and others at variable rates. We may, but will not be required to, hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts, subject to applicable legal requirements. These activities may limit our ability to participate in the benefits of lower interest rates with respect to the hedged portfolio. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. Also, we have limited experience in entering into hedging transactions, and we will initially have to purchase or develop such expertise.

We will be subject to corporate-level income tax if we are unable to qualify as a RIC.

To remain entitled to the tax benefits accorded RICs under the Code, we must meet certain income source, asset diversification and annual distribution requirements. The annual distribution requirement for a RIC is satisfied if we distribute at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, to our stockholders on an annual basis. Because we may use debt financing in the future, we may be subject to certain asset coverage ratio requirements under the 1940 Act and financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to satisfy the annual distribution requirement. If we are unable to obtain cash from other sources, we may fail to qualify for special tax treatment as a RIC and, thus, may be subject to corporate-level income tax on all our income. To qualify as a RIC, we must also meet certain asset diversification requirements at the end of each calendar quarter. Failure to meet these tests may result in our having to dispose of certain investments quickly in order to prevent the loss of RIC status. Because most of our investments will be in private companies, any such dispositions could be made at disadvantageous prices and may result in substantial losses. If we fail to qualify as a RIC for any reason and remain or become subject to corporate income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions. Such a failure would have a material adverse effect on us and our stockholders.

We may have difficulty paying our required distributions if we recognize income before or without receiving cash representing such income.

For federal income tax purposes, we will include in income certain amounts that we have not yet received in cash, such as original issue discount, which may arise if we receive warrants in connection with the making of a loan or possibly in other circumstances, or contracted payment-in-kind interest, which represents contractual interest added to the loan balance and due at the end of the loan term. We also may be required to include in income certain other amounts that we will not receive in cash. Since in certain cases we may recognize income before or without receiving cash representing such income, we may have difficulty satisfying the annual distribution requirement applicable to RICs. Accordingly, we may have to sell some of our investments at times we would not consider advantageous, raise additional debt or equity capital or reduce new investments to meet these distribution requirements. If we are not able to obtain cash from other sources, we may fail to qualify for RIC tax treatment and thus be subject to corporate-level income tax.

Our ability to invest in private companies may be limited in certain circumstances.

If we are to maintain our status as a business development company, we must not acquire any assets other than "qualifying assets" unless, at the time of and after giving effect to such acquisition, at least 70% of our total assets are qualifying assets. If we acquire debt or equity securities from an issuer that has outstanding marginable securities at the time we make an investment, these acquired assets cannot be treated as qualifying assets. This result is dictated by the definition of "eligible portfolio company" under the 1940 Act, which in part looks to whether a company has outstanding marginable securities. For a more detailed discussion of the definition of an "eligible portfolio company" and the marginable securities requirement, see the section entitled "Regulation as a Business Development Company."  Amendments promulgated in 1998 by the Federal Reserve expanded the definition of a marginable security under the Federal Reserve's margin rules to include any non-equity security. Thus, any debt securities issued by any entity are marginable securities under the Federal Reserve's current margin rules. As a result, the staff of the SEC has raised the question to the business development company industry as to whether a private company that has outstanding debt securities would qualify as an "eligible portfolio company" under the 1940 Act. The SEC has recently issued proposed rules to correct the unintended consequence of the Federal Reserve's 1998 margin rule amendments of apparently limiting the investment opportunities of business development companies. In general, the SEC's proposed rules would define an eligible portfolio company as any company that does not have securities listed on a national securities exchange or association. We are currently in the process of reviewing the SEC's proposed rules and assessing their impact, to the extent such proposed rules are subsequently approved by the SEC, on our investment activities. We do not believe that these proposed rules will have a material adverse effect on our operations. If the proposed rule changes to not occur as drafted, our ability to invest in companies presently contemplated could be adversely affected and we may have difficulty in locating suitable “eligible” investments.

Provisions of the Nevada General Corporation Law and of our charter and bylaws could deter takeover attempts and have an adverse impact on the price of our common stock.

Our charter and bylaws, as well as certain statutory and regulatory requirements, contain certain provisions that may have the effect of discouraging a third party from making an acquisition proposal for us. These anti-takeover provisions may inhibit a change of control in circumstances that could give the holders of our common stock the opportunity to realize a premium over the market price for our common stock.

RISKS RELATED TO OUR INVESTMENTS

Our portfolio may be concentrated in a limited number of portfolio companies in the technology-related sector, which will subject us to a risk of significant loss if any of these companies defaults on its obligations under any of its debt securities that we hold or if the technology-related sector experiences a further downturn.

A consequence of this limited number of investments is that the aggregate returns we realize may be significantly adversely affected if a small number of investments perform poorly or if we need to write down the value of any one investment. Beyond our income tax asset diversification requirements, we do not have fixed guidelines for diversification, and our investments could be concentrated in relatively few issuers. In addition, we intend to concentrate in the technology-related sector and to invest, under normal circumstances, at least 80% of the value of our net assets (including the amount of any borrowings for investment purposes) in technology-related companies. As a result, a further downturn in the technology-related sector could materially adversely affect us.

The technology-related sector is subject to many risks, including volatility, intense competition, decreasing life cycles and periodic downturns.

We invest in companies in the technology-related sector, some of which may have relatively short operating histories. The revenues, income (or losses) and valuations of technology-related companies can and often do fluctuate suddenly and dramatically. Also, the technology-related market is generally characterized by abrupt business cycles and intense competition. Since mid-2000, there has been substantial excess capacity and a significant slowdown in many industries in the technology-related sector. In addition, this overcapacity, together with a cyclical economic downturn, resulted in substantial decreases in the market capitalization of many technology-related companies. While such valuations have recovered to some extent, we can offer no assurance that such decreases in market capitalizations will not recur, or that any future decreases in technology company valuations will be insubstantial or temporary in nature. Therefore, our portfolio companies may face considerably more risk of loss than companies in other industry sectors.  In addition, because of rapid technological change, the average selling prices of products and some services provided by the technology-related sector have historically decreased over their productive lives. As a result, the average selling prices of products and services offered by our portfolio companies may decrease over time, which could adversely affect their operating results and their ability to meet their obligations under their debt securities, as well as the value of any equity securities, that we may hold. This could, in turn, materially adversely affect our business, financial condition and results of operations.

Our investments in the technology-related companies that we are targeting may be extremely risky and we could lose all or part of our investments.

Although a prospective portfolio company's assets are one component of our analysis when determining whether to provide debt capital, we generally do not base an investment decision primarily on the liquidation value of a company's balance sheet assets. Instead, given the nature of the companies that we invest in, we also review the company's historical and projected cash flows, equity capital and "soft" assets, including intellectual property (patented and non-patented), databases, business relationships (both contractual and non-contractual) and the like. Accordingly, considerably higher levels of overall risk will likely be associated with our portfolio compared with that of a traditional asset-based lender whose security consists primarily of receivables, inventories, equipment and other tangible assets. Interest rates payable by our portfolio companies may not compensate for these additional risks. Specifically, investment in the technology-related companies that we are targeting involves a number of significant risks, including:

  these companies may have limited financial resources and may be unable to meet their obligations under their debt securities that we hold, which may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of us realizing any value from the liquidation of such collateral;

  they typically have limited operating histories, narrower product lines and smaller market shares than larger businesses, which tend to render them more vulnerable to competitors' actions and market conditions, as well as general economic downturns;

  because they tend to be privately owned, there is generally little publicly available information about these businesses;

  they are more likely to depend on the management talents and efforts of a small group of persons; therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on our portfolio company and, in turn, on us; and

  they generally have less predictable operating results, may from time to time be parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence, and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position.

A portfolio company's failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, termination of its loans and foreclosure on its secured assets, which could trigger cross-defaults under other agreements and jeopardize our portfolio company's ability to meet its obligations under the debt securities that we hold. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting portfolio company. In addition, if a portfolio company goes bankrupt, even though we may have structured our interest as senior debt, depending on the facts and circumstances, including the extent to which we actually provided significant "managerial assistance" to that portfolio company, a bankruptcy court might recharacterize our debt holding and subordinate all or a portion of our claim to that of other creditors.

Our failure to make follow-on investments in our portfolio companies could impair the value of our portfolio.

Following an initial investment in a portfolio company, we may make additional investments in that portfolio company as "follow-on" investments, in order to: (1) increase or maintain in whole or in part our equity ownership percentage; (2) exercise warrants, options or convertible securities that were acquired in the original or subsequent financing; or (3) attempt to preserve or enhance the value of our investment. We may elect not to make follow-on investments or otherwise lack sufficient funds to make those investments. We have the discretion to make any follow-on investments, subject to the availability of capital resources. The failure to make follow-on investments may, in some circumstances, jeopardize the continued viability of a portfolio company and our initial investment, or may result in a missed opportunity for us to increase our participation in a successful operation. Even if we have sufficient capital to make a desired follow-on investment, we may elect not to make a follow-on investment because we may not want to increase our concentration of risk, because we prefer other opportunities, or because we are inhibited by compliance with business development company requirements or the desire to maintain our tax status.

Our portfolio companies may incur debt that ranks equally with, or senior to, our investments in such companies.

We intend to invest primarily in senior debt securities, but may also invest in subordinated debt securities, issued by our portfolio companies. In some cases portfolio companies will be permitted to have other debt that ranks equally with, or senior to, the debt securities in which we invest. By their terms, such debt instruments may provide that the holders thereof are entitled to receive payment of interest or principal on or before the dates on which we are entitled to receive payments in respect of the debt securities in which we invest. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, holders of debt instruments ranking senior to our investment in that portfolio company would typically be entitled to receive payment in full before we receive any distribution in respect of our investment. After repaying such senior creditors, such portfolio company may not have any remaining assets to use for repaying its obligations to us. In the case of debt ranking equally with debt securities in which we invest, we would have to share on an equal basis any distributions with other creditors holding such debt in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant portfolio company. In addition, we will not be in a position to control any portfolio company by investing in its debt securities. As a result, we are subject to the risk that a portfolio company in which we invest may make business decisions with which we disagree and the management of such companies, as representatives of the holders of their common equity, may take risks or otherwise act in ways that do not best serve our interests as debt investors.

Because we generally do not hold controlling equity interests in our portfolio companies, we may not be in a position to exercise control over our portfolio companies or to prevent decisions by management of our portfolio companies that could decrease the value of our investments.

Although we may do so in the future, to date we have generally not taken controlling equity positions in our portfolio companies. As a result, we are subject to the risk that a portfolio company may make business decisions with which we disagree, and the stockholders and management of a portfolio company may take risks or otherwise act in ways that are adverse to our interests. Due to the lack of liquidity for the debt and equity investments that we typically hold in our portfolio companies, we may not be able to dispose of our investments in the event we disagree with the actions of a portfolio company, and may therefore suffer a decrease in the value of our investments.

RISKS RELATED TO AN INVESTMENT IN OUR COMMON STOCK

Our common stock price may be volatile.

The trading price of our common stock may fluctuate substantially. Many factors relating to the price of our common stock are beyond our control and may not be directly related to our operating performance. These factors include, but are not limited to, the following:

  price and volume fluctuations in the overall stock market from time to time;

  significant volatility in the market price and trading volume of securities of regulated investment companies, business development companies or other financial services companies;

  changes in regulatory policies or tax guidelines with respect to regulated investment companies or business development companies;

  actual or anticipated changes in our earnings or fluctuations in our operating results or changes in the expectations of securities analysts;

  general economic conditions and trends;

  loss of a major funding source; or

  departures of key personnel.

In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been brought against that company. Due to the potential volatility of our stock price, we may therefore be the target of securities litigation in the future. Securities litigation could result in substantial costs and divert management's attention and resources from our business.

Our shares may trade at discounts from net asset value or at premiums that are unsustainable over the long term.

Shares of business development companies may trade at a market price that is less than the net asset value that is attributable to those shares. The possibility that our shares of common stock will trade at a discount from net asset value or at premiums that are unsustainable over the long term are separate and distinct from the risk that our net asset value will decrease. It is not possible to predict whether our shares will trade at, above, or below net asset value.

There is a risk that you may not receive dividends or that our dividends may not grow over time.

We cannot assure you that we will achieve investment results or maintain a tax status that will allow or require any specified level of cash distributions or year-to-year increases in cash distributions.

FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our industry, our beliefs, and our assumptions. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," and "estimates" and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. Important assumptions include our ability to originate new loans and investments, certain margins and levels of profitability and the availability of additional capital. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this annual report should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those described or identified in "Risk Factors" and elsewhere in this annual report.

You should not place undue reliance on these forward-looking statements, which apply only as of the date of this annual report.

ITEM 2.    PROPERTIES

We do not own any real estate or other physical properties materially important to our operation. Commencing in May 2005, our headquarters will be located at 122 East 42nd Street, Suite 2715 New York, New York 10168, a 45-story office building in mid- Manhattan, where we will occupy approximately 1,400 square feet at an annual rental of $51,000 per annum.  Our intended office facilities are suitable and adequate for our business as it is presently conducted.

ITEM 3.    LEGAL PROCEEDINGS

Except as provided below, we are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us. From time to time, we may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations.

Recently, the Company was received a default judgment by Lewis Farsedakis for services performed for $71,414.55. The default judgment was based upon a breach of contract claim between the Plaintiff and the Company. The matter is currently in litigation in the Supreme Court of New York State, New York County and has not yet been resolved. The Company is moving to reopen the case and defending the action. The judgment has been accrued in the financial statements.

In October, the Company and its Directors were served with documents naming the Company as defendants with a $40,000 default judgment for not answering an information subpoena, regarding Isaac Sutton its CEO. The Company intends to take the appropriate legal action to dismiss the judgment and provide the information requested if it is available.

In September, the Company defaulted on an agreed monthly repayment of a $53,000 note. Based on the prior settlement agreement the Creditor has the right to file a Confession of Judgment against the company and Isaac Sutton its CEO. In March 2005 the Company paid $10,000 and received a 90 day moratorium on the judgment.

Kentan Limited Corporation, a holder of a convertible note for $125,000 began litigation for payment, the case was settled on April 5, 2005 in the Southern District of New York, whereby the company agreed to a confession of judgement and is required to pay $25,000 quarterly until the debit is paid. In April 2005 the company paid $25,000. All conversion rights have been cancelled. The stipulation settling the action contains the usual and customary clauses such as notice and cure provisions, default provisions and the issuance of releases upon satisfactory fulfillment of the terms of the stipulation of settlement.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2004.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The common stock is listed on the OTC Bulletin Board under the symbol "STIV."  Following is the range of high and low sales prices on the OTC Bulletin Board for the common stock for the periods indicated. This chart was based on information received from the OTC Bulletin Board. The chart reflects a 1:7 reverse split effected in September 2003, a 1:15 reverse split effected in March 2004 and a 1:200 reverse effected in January 2005.

	High	Low
Calendar Year 2003
First Quarter	$420.00	$210.00
Second Quarter	$420.00	$210.00
Third Quarter	$420.00	$210.00
Fourth Quarter	$270.00	$30.00

Calendar Year 2004
First Quarter	$30.00	$10.00
Second Quarter	$12.00	$4.00
Third Quarter	$4.00	$2.00
Fourth Quarter	$2.00	$0.40

The last reported price for our common stock on April 8, 2005 was $0.24 per share. As of April 8, 2005, we had 127 shareholders of record.

Dividends

The Company has paid no cash dividends on its common stock and for the foreseeable future has no plans to pay cash dividends. In March 2003 the Company declared a stock dividend distribution of 1,000,000 shares of E Education Network, Inc.

Recent Sales of Unregistered Securities

The following common stock issuances by the Company have all been retroactively restated to account for the 1:7 reverse split of the Company's common stock effective September 12, 2003, a 1:15 reverse split of the Company's common stock effective March 4, 2004 and a 200:1 reverse split effective January 13, 2005:

Except for the sale of shares of common stock pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended pursuant to Regulation E promulgated thereunder, the following sales of shares of common stock were exempt from the registration requirements of the Securities Act of 1933, as amended pursuant to Regulation D promulgated thereunder and/or Section 4(2) of the Securities Act of 1933, as amended.

On January 10, 2004 the Company acquired 100% of AGI Partners, Ltd. from Isaac H Sutton, our chairman and chief executive officer, in exchange for 5,000 shares of restricted stock.

On January 15, 2004, the Board of Directors approved a new series of preferred stock, Series B Preferred, which consists of 10 million shares. The Series B Preferred Stock does not earn interest, is not entitled to receive dividends and does not have voting privileges. The Series B is convertible into shares of common stock on a one for one (1:1) basis at the election of the holder, or, in the event of liquidation of the Company, it converts automatically. The majority of the holders of the Series B Preferred, while not voting stock, are entitled to name a majority of directors to the Board of Directors. On January 15, 2004, the Board of Directors approved the issuance of 2,000,000 shares of Series B preferred shares to various consultants in exchange for services rendered.

On March 3, 2004, the Board of Directors approved the issuance of 8,000,000 shares of Series B preferred stock to Unified Networks, Ltd., an entity controlled by the Company's sole officer and a director, in exchange for all of the outstanding Series A Preferred Stock which had "super voting" rights equivalent to 500,000,000 shares of common stock. Unified Networks, Ltd is a company controlled by Isaac H Sutton the Company’s CEO.

On June 28, 2004 Isaac H Sutton the Company’s CEO converted $120,000 of debt from the company to 40,000 shares of restricted common stock.

On June 28, 2004 and Dec 20, 2004 the Company issued 32,500 and 45,000 restricted shares to New Canaan Investment Partners, Ltd. pursuant to an anti dilution agreement entered into in December 2002.

On December 20, 2004 Isaac H Sutton, our chairman and chief executive office converted $45,000 of debt into 75,000 shares of restricted common stock.

On December 20, 2004 the company sold 250,000 restricted shares to David Metzger for $15,000.

On March 13, 2004 the Company filed an Offering Circular to raise gross proceeds of  $5,000,000 from the sale of shares of common stock pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended pursuant to Regulation E promulgated thereunder.  During 2004 the company issued 260,525 shares of common stock for gross proceeds of  $859,756 as follows:

:

2nd Quarter

  42,827

shares upon the conversion of  debt in the amount of $175,732

105,792

shares for cash in the amount of  $342,500

3rd Quarter

    6,915

shares upon the conversion of  debt in the amount of  $20,744

  25,958

shares for  cash in the amount of $83,500

  25,000  shares for  $75,000 asset acquisition in common stock in Life Scientific Inc.

4th Quarter

  15,000

shares for debit conversion of $45,000

  34,033

shares for cash in the amount of $102,100

    5,000

shares for $15,000 asset acquisition in common stock in Amazon BiotechInc.

Item 6.    Selected Financial Data

The following selected financial data for the year ended December 31, 2004 and for the period ended December 31, 2003 is derived from our financial statements which have been audited by Larry O’Donnell, CPA, our independent registered public accounting firm. The data should be read in conjunction with our financial statements and related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report.

	Year Ended December 31,
Statement of Operations	2004	2003	2002	2001	2000

Net sales	$ -	$ -	$421,014	$781,032	$747,234
Cost of sales	-	-	92,835	555,586	503,506

Gross profit	-	-	328,179	225,446	243,728
Selling, administrative and general & stock based expenses	260,821	1,529,005	2,458,309	4,604,891	990,739
Income (loss) from operations	(260,821)	(1,529,005)	(2,130,130)	(4,379,445)	(747,011)

Interest expense	218,072	20,000	149,520	7,678	8,213
Other income (expense)	94,226	663,420	343,984	(297,520)	-
Net income (loss) available to Common shareholders	($384,667)	($885,585)	($1,935,666)	($4,684,643)	($755,224)

EARNINGS PER COMMON
SHARE:

Basic & diluted earnings per common share	($2.02)	($74.60)	($670.94)	($2,940.00)	($5,670.00)

December 31,
Balance Sheet	2004	2003	2002	2001	2000

Working capital	($34,891)	($1,427,512)	($1,507,662)	($2,113,000)	($255,755)

Total assets	$914,120	$14,162	$68,933	$614,262	$ -

Long-term debt, capital leases and due to officer	$ -	$ -	$436,958	$ -	$355,425

Shareholders’ Deficit	($34,891)	($1,427,512)	($1,944,620)	($2,070,631)	($611,180)

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes thereto contained elsewhere in this Form 10-K.

Overview

Our investment objective is to maximize our portfolio's total return, principally by investing in the debt and/or equity securities of technology-related companies. Our primary focus is to seek current income through investment in non-public debt and long-term capital appreciation by acquiring accompanying warrants or other equity securities. We may also invest in the publicly traded debt and/or equity securities of other technology-related companies. We operate as a closed-end, non-diversified management investment company, and have elected to be treated as a business development company under the 1940 Act. We have elected to be treated for tax purposes as a RIC under the Code beginning with the 2005 taxable year.

We concentrate our investments in companies having annual revenues of more than $1 million and/or a market capitalization of more than $2 million. We focus on companies that create products or provide services requiring advanced technology and companies that compete in industries characterized by such products or services, including companies in the following businesses: Internet, IT services, media, telecommunications, semiconductors, hardware and technology-enabled services.

We seek to invest in entities that have been operating for at least one year prior to the date of our investment and at the time of our investment have employees and revenues. Most of these companies will have financial backing provided by private equity or venture capital funds or other financial or strategic sponsors at the time we make an investment. Our investments typically range from $25,000 to $500,000, mature in up to seven years and accrue interest at fixed or variable rates.

To the extent possible, our loans are collateralized by a security interest in the borrower's assets or guaranteed by a principal to the transaction. Interest payments, if not deferred, are normally payable quarterly. In addition, we seek an equity component in connection with a substantial portion of our investments, in the form of warrants to purchase stock or similar equity instruments. When we receive a warrant to purchase stock in a portfolio company, the warrant will frequently have a nominal strike price, and will entitle us to purchase a modest percentage of the borrower's stock.

In addition, as a business development company under the 1940 Act, we are required to offer to make available significant managerial assistance, for which we may receive fees, to our portfolio companies. These fees are generally non-recurring, however in some instances they may have a recurring component. We have received no fee income for managerial assistance to date.

During the period from our initial election in March 2004 through March 18, 2005, we made eleven investments in target companies in the total amount of $1.9 million in funded capital.  We completed the following transactions since our election to be a Business Development Company:

Portfolio Company	Date	Investment	Cost
E Education Network, Inc.	January 2004	Common stock	50,000
AGI Partners, Ltd.	January 2004	Common stock Senior secured note	200,000 58,090
MaxPlanet Corp.	March 2004	Common stock Senior secured note	200,000 6,750
Food Products, Inc.	September 2004	Senior secured note	10,814
Wireless Ink LLC	June 2004	Senior secured note	50,000
Amazon Biotech Inc.	October 2004	Common stock	15,000
GoIP Global Inc.	December 2004	Senior secured note	34,767
Magnetech Inc.	March 2005	Senior secured note	800,000
Secure X LLC	March 2005	Senior secured note	25,000
New Life Scientific Inc	September 2004	Common stock	339,000
Asia Payment Systems, Inc.	March 2005	Common stock	100,000
Total			1,889,421

We currently have several transactions in our pipeline. We continue to conduct due diligence and finalize terms regarding further transactions. However, there can be no assurance or certainty when or if these transactions will close.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified our investment valuation policy as a critical accounting policy.

Investment Valuation

The most significant estimate inherent in the preparation of our financial statements is the valuation of investments and the related amounts of unrealized appreciation and depreciation of investments recorded. We value our investment portfolio each quarter. For investments in which there is no readily available, reliable market information, the Company utilized the “fair value method” for ascribing value.  This valuation method has members of our portfolio management team provide information to our Board of Directors on each portfolio company including the most recent financial statements and forecasts, if any.  The Board of Directors then uses the information provided by the portfolio management team in its determination of the final fair value of investments, as noted in the Schedule of Investments.

The Board of Directors' final determination of fair value is based on some or all of the following factors, as applicable, and any other factors considered relevant:

  the nature of any restrictions on the disposition of the securities;

  assessment of the general liquidity/illiquidity of the securities;

  the issuer's financial condition, including its ability to make payments and its earnings and discounted cash flow;

  the markets in which the issuer does business;

  the cost of the investment;

  the size of the holding and the capitalization of issuer;

  the nature and value of any collateral;

  the prices of any recent transactions or bids/offers for the securities or similar securities or any comparable securities that are publicly traded;

  any available analyst, media or other reports or information deemed reliable by the independent valuation firm regarding the issuer or the markets or industry in which it operates;

  certified appraisal reports

  past experience with the valuation of the securities; and

  the sensitivity of the securities to fluctuations in interest rates.

The fair value method for valuing securities may be applied to the following types of investments:

  private placements and restricted securities that do not have an active trading market;

  securities whose trading has been suspended or for which market quotes are no longer available;

  debt securities that have recently gone into default and for which there is no current market;

  securities whose prices are stale; and

  securities affected by significant events.

Due to the uncertainty inherent in the valuation process, such estimates of fair value may differ significantly from the values that would have resulted had a readily available market for the securities existed, and the differences could be material. Additionally, changes in the market environment and other events that may occur over the life of the investments may cause the amount ultimately realized on these investments to be different than the valuation currently assigned.

Interest Income Recognition

Interest income is recorded on the accrual basis to the extent that such amounts are expected to be collected.

Managerial Assistance Fees

The 1940 Act requires a business development company to offer to make available managerial assistance to its portfolio companies. We offer to provide managerial assistance to our portfolio companies in connection with our investments and may receive fees for our services. We have not received any cash fees for such services since inception.

Federal Income Taxes

We intend to operate so as to qualify to be taxed as a RIC under the Code and, as such, will not be subject to federal income tax on the portion of our taxable income and gains distributed to stockholders. To qualify as a RIC, we are required to distribute at least 90% of our investment company taxable income, as defined by the Code. Because federal income tax regulations differ from accounting principles generally accepted in the United States, distributions in accordance with tax regulations may differ from net investment income and realized gains recognized for financial reporting purposes. Differences may be permanent or temporary. Permanent differences are reclassified among capital accounts in the financial statement to reflect their tax character. Temporary differences arise when certain items of income, expense, gain or loss are recognized at some time in the future. Differences in classification may also result from the treatment of short-term gains as ordinary income for tax purposes.

Results Of Operations

Year ended December 31, 2004 compared to year ended December 31, 2003

Revenues for both the years ended December 31, 2004 and 2003 were $0.  During these years the Company shifted its focus to becoming an investment company.  As such, its operations now consist of making investments into small, developing businesses.  Future revenues are expected to be generated as our investments are either liquidated for a profit, pay dividends, earn interest, or pay management fees.

For the year ended December 31, 2003, general and administrative expenses were $413,470 as compared to $260,821 for the year ended December 31, 2004, a decrease of 37%.  The decrease resulted from efforts to cut costs through a reduction in administrative support, legal fees, and stock options.

During the year ended December 31, 2003, the Company incurred an expense of $1,115,535 resulting from stock based compensation, of which $909,653 was from stock issued for services.  During the year ended December 31, 2004, stock issued for services decreased to $125,295, all of which was issued prior to the Company’s decision to become an investment company.  Under the rules of the Investment Company Act of 1940, the Company is prohibited from issuing stock for services except in certain circumstances under a stock option plan.  As a result, future costs associated with issuing stock for services are expected to be negligible.

Other income decrease from $663,420 in the year ended December 31, 2003 to $94,226 primarily as a result of the gain on forgiveness of debt of $663,420 during 2003.

As a result of the foregoing, the Company incurred a loss of $384,667 compared to $885,585 for the years ended December 31, 2004 and 2003, respectively.

Year ended December 31, 2003 compared to year ended December 31, 2002

Revenues for the year ended December 31, 2003 were $0 compared to revenues of $421,014 for the year ended December 31, 2002.  The decrease resulted from a change of business model following 2002 in which prior operations were abandoned while management developed a new strategy.

General and administrative expenses decrease from $999,471 for the year ended December 31, 2002 to $413,470 for the year ended December 31, 2003.  Management attributes the decrease in general and administrative expenses primarily to a conscious effort to reduce costs and the change in the Company's business plan.

For the year ended December 31, 2003, the Company incurred stock based compensation expenses of $1,115,535 compared to $1,142,258 in 2002, attributable to the issuance of shares of common stock and options for services.  Also during the year ended December 31, 2002, the Company incurred costs of $109,901 and $206,679 attributable to a loss on impairment of assets and research and development, respectively—costs which were not incurred in the year ended December 31, 2003 due to a shift in business model.

Other Income was $643,420 for the year ended December 31, 2003 compared to $194,464 for 2002. Management attributes the increase primarily to gain on forgiveness of debt of $663,420 compared to $141,587 for the 2003 and 2002, respectively, which was offset by interest expense of $20,000 and $149,520, respectively.  The decrease in interest expense between 2002 and 2003 resulted from the Company’s carrying less debt due to debt restructure and forgiveness.

Liquidity and Capital Resources

The Company has funded its requirements for working capital primarily through the sale of the Company's private borrowings and the sale of the Company's securities. As of December 31, 2004, the Company had a working capital deficit of $35,000.

On March 3, 2004 Unified Networks, Ltd a Company controlled by Isaac H Sutton the Company’s CEO, converted their 10,000 shares of Series A Preferred to 8,000,000 shares of Series B Preferred. The Series B is convertible into shares of common stock on a one for one (1:1) basis at the election of the holder, or, in the event of liquidation of the Company, it converts automatically. The majority of the holders of the Series B Preferred, while not voting stock, are entitled to name a majority of directors to the Board of Directors. At December 31, 2003 and 2004, the Company owed Mr. Sutton the sum of $323,339 and $175,967, respectively.

In the fourth quarter of 2004, the Company sold an aggregate of 34,034 shares of common stock resulting in net proceeds of $102,100.

At December 31, 2004, the Company owed $115,021 to former employees.

In December 2002, the Company extended a note of $187,500 from the original borrowed sum of $500,000 pursuant to a secured promissory note. The note bears interest at the rate of 8% per annum and is secured by all of the Company's assets. The note is now due in March 31, 2005.

For the year ended December 31, 2004, net cash flows used in operating activities was $448,401 which was attributable to a net loss in the amount of $384,667, gain on forgiveness of debt of $294,221, a decrease in accounts payable and accrued expenses of $40,532.  Issuance of stock for antidilutive rights of $148,000, a beneficial conversion of $241,667 and interest expense of $42,502.

For the year ended December 31, 2004, net cash provided by financing activities was $891,717 which was attributable to proceeds from notes payable of $241,476, loans repaid to officer of $147,372, and proceeds from the issuance of common stock of $528,100.

The Company anticipates a significant increase in capital expenditures subject to obtaining additional financing, of which there can be no assurance. The Company's capital requirements depend on numerous factors, including market acceptance of the Company's investment ability to obtain additional financing, technological developments, capital expenditures and other factors. The Company had a working capital deficit of $946,860 as of December 31, 2004 and has an immediate need for additional financing to continue operations. If the Company does not immediately receive additional financing, the Company will be required to cease operations. If the Company obtains additional financing of which there can be no assurance, the Company may sell its equity securities. The sale of additional equity or convertible debt securities could result in additional dilution to stockholders. There can be no assurance that financing will be available in the required amounts or on terms acceptable to the Company, if at all.

Going Concern Consideration

Our activities have been supported by working capital primarily through the Company's private borrowings and the sale of the Company's securities. As indicated in the accompanying balance sheet, at December 31, 2004, we had $2,151 in cash and $949,011 of current liabilities which resulted in a $946,860 deficit in working capital. For the year ended December 31, 2004, we have had a loss from operations of $384,667. Further, losses are continuing subsequent to December 31, 2004. We are in need of additional financing or a strategic arrangement in order to continue our planned activities for the remainder of the current fiscal year. These factors, among others, indicate that the Company may be unable to continue operations in the future as a going concern. Our plans to deal with this uncertainty include further reducing expenditures and raising additional capital or entering into a strategic arrangement with a third party. There can be no assurance that management's plans to reduce expenditures, raise capital or enter into a strategic arrangement can be realized. No adjustment has been made in the accompanying financial statements to the amounts and classification of assets and liabilities which could result should the Company be unable to continue as a going concern.

Recent Developments

From January 1 through March 31, 2005 the company raised $1,853,500 through the sale of Common Stock through its REG E offering circular.  In March the company invested $800,000 in Magnetech, Inc. in senior subordinated convertible notes, $100,000 of Common Stock in Asia Payment Systems and $25,000 senior secured note with SecureX LLC.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Management's Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2004. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Management performed an assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2004 based upon criteria in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on our assessment, management determined that the Company's internal control over financial reporting was effective as of December 31, 2004 based on the criteria in Internal Control—Integrated Framework issued by COSO.

Our management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2004 has been audited by Larry O’Donnell, CPA, an independent registered public accounting firm, as stated in their report which appears herein.

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

Sherb & Co., LLP Certified Public Accountants

New York, New York
April 30, 2004

Report of Independent Registered Public Accounting Firm

Larry O'Donnell, CPA, P.C.

 2228 South Fraser Street,  Unit 1
Aurora, Colorado    80014

April 14, 2005

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of StarInvest Group, Inc:

I have completed an integrated audit of StarInvest Group, Inc's 2004 financial statements and of its internal control over financial reporting as of December 31, 2004 and an audit of its 2003 financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). My opinions, based on my audits, are presented below.

Financial statements

In my opinion, the accompanying balance sheets, including the schedule of investments, and the related statements of operations, of stockholders' equity and of cash flows and the financial highlights present fairly, in all material respects, the financial position of StarInvest Group, Inc (the "Company") at December 31, 2004 and 2003, and the results of its operations, and its cash flows and the financial highlights for the year ended December 31, 2004 and  December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements and financial highlights (hereafter referred to as "financial statements") are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits. I conducted my audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. I believe that my audits, which included confirmation of securities at December 31, 2004 by correspondence with the custodian, provide a reasonable basis for my opinion.

The accompanying consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a working capital deficiency of $946,860 and has an accumulated deficit of $9,719,974 at December 31, 2004. Additionally, for the year ended December 31, 2004, the Company used cash in operations of $800,378. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Internal control over financial reporting

Also, in my opinion, management's assessment, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in my opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. My responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on my audit. I conducted my audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as I consider necessary in the circumstances. I believe that my audit provides a reasonable basis for my opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Larry O’Donnell, CPA, P.C.

STARINVEST GROUP, INC
BALANCE SHEETS

ASSETS

	December 31, 2004	December 31, 2003
ASSETS
Investments, at fair value (cost: $ 677,468 @ 12/31/04)	$911,469	$—
Cash and cash equivalents	2,151	812
Other assets	500	13,350
TOTAL ASSETS	$914,120	$14,162

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Accounts Payable and accrued expenses	$280,781	$880,835
Due to Officer	175,967	323,339
Loans Payable	492,263	237,500
Total Liabilities	949,011	1,441,674

STOCKHOLDERS' EQUITY
Preferred Series A Stock, no par value 10,000,000 authorized – no shares issued and outstanding	-	201,054
Preferred Series B stock, $.001 par value 10,000,000 authorized – and 10,000,000 issued and outstanding	10,000	-
Common Stock, $.001 par value, 900,000,000 authorized 729,290 and 19,331 shares issued and outstanding respectively	729	19
Additional paid-in-capital	9,674,354	7,721,472
Stock subscription receivable	-	(14,750)
Accumulated net investment loss	(9,719,974)	(9,335,307)
Total Stockholders' deficit	(34,891)	(1,427,512)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$914,120	$14,162
Net asset value per common share	$(.047)	$0.00

See accompanying notes to financial statements.

STARINVEST GROUP, INC
SCHEDULE OF INVESTMENTS
DECEMBER 31, 2004

Company	Description of Business	Percentage Ownership	Cost	Value	Affliation
AGI Partners, Ltd.	Management Consulting	100%	$238,090	$238,090	Yes (1)
New Life Scientific Inc
F/K/a Nevada Holding	Bio Medical	6%	105,000	339,000	No (2)
Maxplanet Corp.	Media Communication	52%	206,750	206,750	Yes (1)
E Education Network	e-learning Development	40%	50,000	50,000	Yes (1)
Food Product Inc	Food Distribution	100%	10,814	10,814	Yes (1)
GoIP Global, Inc	Satellite Communications	100%	1,814	1,814	Yes (1)
Amazon Biotech Inc.	Bio Medical	--%	15,000	15,000	No (1)
Wireless Ink LLC	Media Communications	--%	50,000	50,000	No (1)
TOTAL INVESTMENTS			$677,468	$911,468

(1)Cost basis

(2)Publicly traded security -Price based on 161,429 shares of NWLF $2.75 per share with a 20% discount due to restricted shares.

            See accompanying notes to financial statements.

STARINVEST GROUP, INC
STATEMENTS OF OPERATIONS

	YEAR ENDED DECEMBER 31, 2004	YEAR ENDED DECEMBER 31, 2003	YEAR ENDED DECEMBER 31, 2002

Sales and service revenues	$ -	$ -	$ 421,014

Cost of sales	-	-	92,835

Gross profit	-	-	328,179

Expenses:
General and administrative	260,821	413,470	999,471
Stock based compensation	-	1,115,535	1,142,258
Loss on Impairment	-	-	109,901
Research and Development	-	-	206,679

Total expenses	260,821	1,529,005	2,458,309

Loss before other income (expenses)	(260,821)	(1,529,005)	(2,130,130)

Other income (expenses):
Other income	94,226	663,420	343,984
Interest expense, net	(218,072)	(20,000)	(149,520)

Total other income (expenses)	(123,846)	643,420	194,464

Net loss	$ (384,667)	$ (885,585)	$ (1,935,666)

Loss per common share - basic and fully diluted	$ (2.02)	$ (74.60)	$ (670.94)

Weighted average common shares outstanding
basic and fully diluted	190,679	11,871	2,885

See accompanying notes to financial statements.

STARINVEST GROUP, INC
STATEMENT OF STOCKHOLDERS' EQUITY
DECEMBER 31, 2004

							Additional	Stock
	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Paid-in	Subscription	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Total

Balance, December 31, 2002	10,000	201,054			7,916	8	6,304,040	-	(8,449,722)	(1,944,620)
Shares cancelled	-	-			(953)	-	(100)	-	-	(100)
Issuance of common stock
for services	-	-			6,344	6	909,647	-	-	909,653
Issuance of common stock
for debt	-	-			658	1	96,757	-	-	96,758
Issuance of common stock
for cash	-	-			3,077	3	205,247	(14,750)	-	190,500
Shares issued in connection
with anti-dilution rights	-	-			1,339	1	(1)	-	-	-
Black-Scholes effect on
issuance of stock options	-	-			-	-	205,882	-	-	205,882
Net loss	-	-			-	-	-	-	(885,585)	(885,585)

Balance, December 31, 2003	10,000	$ 201,054	$ -	$ -	19,331	$ 19	$ 7,721,472	$ (14,750)	$ (9,335,307)	$ (1,427,512)
Shares cancelled	(10,000)	(201,054)	8,000,000	8,000	(432)	-	201,054	-	-	8,000
Issuance of common stock
for services & accrued exps	-	-	2,000,000	2,000	2,367	2	123,293	-	-	125,295
Issuance of common stock
for debt	-	-	-	-	64,742	65	241,411	-	-	241,476
Issuance of common stock
for cash	-	-	-	-	165,783	166	527,934	14,750	-	542,850
Shares issued in connection
with anti-dilution rights	-	-	-	-	77,500	78	147,923	-	-	148,000
Issuance of common stock
for investments	-	-	-	-	30,000	30	89,970	-	-	90,000
Beneficial Interest on Debt
Conversion	-	-	-	-	-	-	241,667	-	-	241,667
Issuance of restricted
common stock	-	-	-	-	370,000	370	379,630	-	-	380,000
Net loss	-	-	-	-	-	-	-	-	(384,667)	(384,667)

Balance, December 31, 2004	-	$ -	10,000,000	$ 10,000	729,290	$ 729	$ 9,674,354	$ -	$ (9,719,974)	$ (34,891)

See accompanying notes to financial statements.

STARINVEST GROUP, INC
STATEMENTS OF CASH FLOWS

	2004	2003	2002
Cash flows from operating activities:
Net Loss	$ (384,667)	$ (885,585)	$ (1,935,666)
Adjustments to reconcile net loss to net
cash used in operating activities:
Disposal of property and equipment	-	-	52,214
Net unrealized (gain) loss in investments	(234,001)	-	-
Stock issued for services	125,295	909,653	1,174,355
Issuance of stock options	-	205,882	-
Director's expense	68,750	-	-
Beneficial conversion	241,667	-	153,912
Interest expense	42,502	-	-
Stock issued for anit-dilutive rights	(148,000)	-	-
Gain on forgiveness or reduction in debt	(241,667)	(663,420)	(141,587)
Net Issuance of restricted shares	(20,000)	-	-
Cancellation of common shares	-	(100)	-
(Increase) decrease in assets:
Accounts receivable	-	-	8,983
Inventories	-	-	220,080
Prepaid Expenses	-	30,000	1,302
Other assets	12,850	(13,350)	26,155
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	(263,107)	(111,531)	(141,162)
Payroll and taxes payable	-	-	(40,142)
Deferred income	-	-	(111,244)

Total adjustments	(415,711)	357,134	1,202,866

Net cash used in operating activities	(800,378)	(528,451)	(732,800)

Cash Flows used by Investing Activities
Cash paid for investments	(90,000)	-	-

Cash Flows from Financing Activities

Proceeds from convertible debentures	325,000	-	-
Affiliate loans	-	-	(5,253)
Proceeds from (repayments of) notes payable	254,763	225,949	77,751
Proceeds from subscription receivable	14,750	-	20,000
Proceeds from officer loan	(147,372)	73,881	343,707
Proceeds from issuance of common stock	528,100	190,500	30,000

Net cash provided by financing activities	891,717	490,330	466,205

Net increase (decrease) in cash	1,339	(38,121)	(266,595)
Cash, beginning of year	812	38,933	305,528
Cash, end of year	2,151	812	38,933
32
Supplemental disclosure of cash flow information:
Interest	$ 15,000	$ -	$ -
Income taxes	$ -	$ -	$ -

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for future services	$ -	$ -	$ 30,000
Common stock issued for debts	$ 99,295	$ 96,758	$ 502,356
Preferred stock issued for debt	$ 26,000	$ -	$ 201,054

See accompanying notes to financial statements. 33

STARINVEST GROUP, INC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2004

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

StarInvest Group, Inc. ("StarInvest" or the "Company") was incorporated on September 26, 1985 as Gemini Energy Corporation under the laws of the State of Nevada. On January 28, 1994, the Company's name was changed to Nerox Energy Corporation. On April 24, 1998 the Company's name was changed to Nerox Holding Corporation. On December 15, 1998 the Company's name was changed to E*twoMedia.com. On December 19, 2000 the Company’s name was changed to Exus Networks, Inc. On November 22, 2002 the Company’s name was changed to Exus Global, Inc. On January 13, 2005 the Company’s name was changed to StarInvest Group, Inc.

In January 2001,an Agreement to Exchange Stock dated January 15, 2001 was entered into by and between Exus and  Exus New York (the "Agreement"). Under terms of the Agreement, Exus New York exchanged all of its issued and outstanding shares for 20,000,000 shares of the Company. After the Agreement, the Company owned 79% of the outstanding common stock of the combined entity and became the surviving corporation. The transaction has been accounted for as a reverse acquisition under the purchase method for business combinations. On November 25, 2002, the Company amended its articles of incorporation to change the name of the Company to Exus Global, Inc. On March 9, 2004, the Company filed Form N-54 to elect to report as a business development company (BDC) under the Investment Company Act of 1940.

The results of operations for 2004 and 2003 reflect the Company's results prior to operating as a BDC through March 2004 and then as a BDC from March 2004 through Dec 31, 2004. There was no cumulative effect of accounting change for the conversion to a BDC. Accounting principles used in the preparation of the financial statements as a BDC differ primarily related to the carrying value of investments and the accounting for income taxes.

Currently, the Company is a business development company engaged in the business of investing in small to mid-sized companies in technology-related companies.

Revenue Recognition

The Company has not recognized any revenue for the years 2003 and 2004.

Cash and Cash Equivalents

Cash and cash equivalents consist of demand deposits and highly liquid investments with original maturities of three months or less. Cash and cash equivalents are carried at cost or amortized cost, which approximates fair value.

Property and Equipment

Property, equipment and leasehold improvements are stated at cost. Depreciation is being provided on the straight-line method over the estimated useful lives of the assets (generally five to ten years). Amortization of leasehold improvements is being provided on the straight-line method over the various lease terms or estimated useful lives, if shorter. At December 31, 2002 all property and equipment were written down to $0.

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

Stock- Based Compensation

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

Use of Estimates

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America that require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates. In the normal course of business, the Company may enter into contracts that contain a variety of representations and provide indemnifications. The Company's maximum exposure under these arrangements is unknown as this would involve future claims that may be made against the Company that have not yet occurred. However, based upon experience, the Company expects the risk of loss to be remote.

Investment Valuation

The Company carries its investments at fair value, as determined in good faith by the Board of Directors. Securities that are publicly traded are valued at the closing price on the valuation date. Debt and equity securities that are not publicly traded are valued at fair value as determined in good faith by the Board of Directors.  In making such determination, the Board of Directors values non-convertible debt securities at cost plus amortized original issue discount plus payment-in-kind ("PIK") interest, if any, unless adverse factors lead to a determination of a lesser valuation. Due to the uncertainty inherent in the valuation process, such estimates of fair value may differ significantly from the values that would have resulted had a readily available market for the securities existed, and the differences could be material. Additionally, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the valuation currently assigned.

Federal Income Taxes

The Company intends to operate so as to qualify to be taxed as a RIC under the Internal Revenue Code and, as such, would not be subject to federal income tax on the portion of its taxable income and gains distributed to stockholders. To qualify as a RIC, the Company is required to distribute at least 90% of its investment company taxable income, as defined by the Code. Because federal income tax regulations differ from accounting principles generally accepted in the United States, distributions in accordance with tax regulations may differ from net investment income and realized gains recognized for financial reporting purposes. Differences may be permanent or temporary. Permanent differences are reclassified among capital accounts in the financial statement to reflect their tax character. Temporary differences arise when certain items of income, expense, gain or loss are recognized at some time in the future. Differences in classification may also result from the treatment of short-term gains as ordinary income for tax purposes.

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

NOTE 2 - GOING CONCERN

The accompanying consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a working capital deficiency of $946,860 and has an accumulated deficit of $9,719,974 at December 31, 2004. Additionally, for the year ended December 31, 2004, the Company used cash in operations of $800,378. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management is taking steps to address this situation. The Company is in the process of implementing its business plan and in March 2004 the Company filed Form N-54 to elect to report as a business development company (BDC) under the Investment Company Act of 1940. Management expects operations to generate negative cash flow at least through December 2005 and the Company does not have existing capital resources or credit lines available that are sufficient to fund operations and capital requirements as presently planned over the next twelve months. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management believes that the actions presently being taken to further implement its business plan and generate additional revenues provide the opportunity for the Company to continue as a going concern. Management intends to attempt to raise additional funds by way of a public or private offering. While the Company believes in its ability to raise additional funds, there can be no assurances to that effect.

NOTE 3 - INCOME TAXES

Current income taxes are computed at statutory rates on pretax income. Deferred taxes would be recorded based on differences in financial statements and taxable income. At December 31, 2004, the Company had elected to carry forward net operating losses for federal and state income tax purposes of approximately $4,358,000 that are available to reduce future taxable income through 2024. As utilization of such operating losses for tax purposes is not assured, the deferred tax asset has been fully reserved through the recording of a 100% valuation allowance. These operating losses may be limited to the extent an "ownership change", as defined under section 382 of the Internal Revenue Code, occurs. The provision (benefit) for income taxes differs from the amounts computed by applying the statutory Federal income tax rate of 35% to income (loss) before provision for income taxes is as follows:

	2004	2003
Tax benefit computed at statutory rates	$(135,000)	$(310,000)
State income tax benefit (net of Federal Tax)	(19,000)	(44,000)
Permanent differences	77,000	180,000
Income tax benefit not utilized	77,000	174,000
Net income tax benefit	$-	$-

The components of the deferred tax asset as of December 31, 2004 are as follows:

	2004	2003
Deferred Tax Asset:
Net Operating Loss Carryforward	$1,743,000	$1,590,000
Accrued compensation	52,000	96,000
	1,795,000	1,686,000
Less: Valuation Allowance	(1,795,000)	(1,686,000)
Net Deferred Tax	$-	$-

NOTE 4 - LOANS PAYABLE

Naum Melamed

$116,691

Fully Paid in April 2005

Kentan Ltd

 (2)

  104,125

$25,000 Paid in April 25,2005

Oyen(1)

    68,946

$10,000 Paid in March 2005 with balance due in June 2005

New Canaan Partners, Ltd (3)

  202,500

Due March 31, 2005

Total

$492,263

(1) A note in the principal amount of $50,000 was due in September 2001. The note bears interest at 24% per annum and is currently in default. Interest and Penalties have been accrued.  In September, the Company defaulted on an agreed monthly repayment plan. Based on the settlement agreement, the Creditor has the right to file a Confession of Judgment against the company and Isaac Sutton its CEO. In March 2005 the Company paid $10,000 and received a 90 day moratorium on the judgment.

(2)The Company has  agreeded to a repayment schedule for an outstanding note to Kentan Ltd.  Original notes were for $125,000. $25,000 was paid in April 2005 with the balance paid in equal quaterly payments.

(3) Notes in the principal amount of $500,000 were due to New Canaan Partners, Ltd a company which is controlled by certain shareholders of StarInvest Group, Inc. The notes were due on various dates through July 2003, and bore interest at 15% per annum. The notes were collateralized by all of the assets of the Company. On December 31, 2002, the Company issued 238,095 restricted common shares to the note holders in consideration of converting debt in the amount of $325,540 and accrued interest through December 31, 2002 of $52,996. The shares issued have been valued at their fair market value of $.01 on the date of issuance. The remaining balance of $187,500 is payable on December 31, 2004 with interest of 8% per annum payable each December 31. At December 31, 2004, accrued interest related to this note amounted to $15,000 and is included in the loan payable amount. This note has been extended and is payable March 31, 2005.

NOTE 5 - DUE TO OFFICER

At December 31, 2004 the Company owed its CEO $175,967 for accrued salary and advances made to the Company for working capital purposes. The amounts due to officer are non-interest bearing and are payable on demand.

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

Litigation

Farsedakis vs. the Company has received a default judgment by an ex consultant for services performed for $71,414.55. The default judgment was based upon a breach of contract claim between the Plaintiff and the Company.  The Company is moving to reopen the case and plans on defending the action. The judgment has been accrued in the financial statements.

In October 2004, the Company and its Directors were served with documents naming the Company as defendants with a $40,000 default judgment for not answering an information subpoena, regarding Isaac Sutton its CEO. The Company intends to take the appropriate legal action to dismiss the judgment and provide the information requested if it is available.

On February 18, 2004, William Oyen and Carolyn Oyen filed a lawsuit entitled "William Oyen and Carolyn Oyen v. Exus Global Networks f/k/a Exus Networks, Inc. and Isaac Sutton". United States District Court Southern District of New York case no. 04-CV-01327, against the Company and Isaac Sutton, for failure to pay a promissory note of $50,000, personally guaranteed by Isaac Sutton. A settlement was reached whereby the Company enter into a monthly payment plan and issued a confession of Judgment in the event of default, In September 2004, the Company defaulted on an agreed monthly repayment of a $53,000 note. Based on the prior settlement agreement the Creditor has the right to file a Confession of Judgment against the Company and Isaac Sutton its CEO. In March 2005 the Company paid $10,000 and received a 90 day moratorium on the judgment.

Kentan Limited Corporation, a holder of a convertible note for $125,000 began litigation for payment, the case was settled on April 5, 2005 in the Southern District of New York, whereby the company agreed to a confession of judgement and is required to pay $25,000 quarterly until the debit is paid. In April 2005 the company paid $25,000. All conversion rights have been cancelled. The stipulation settling the action contains the usual and customary clauses such as notice and cure provisions, default provisions and the issuance of releases upon satisfactory fulfillment of the terms of the stipulation of settlement.

NOTE 7 - STOCKHOLDERS' DEFICIT

Common Stock

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

Stock as settlement of debt

The Company issues stock for settlement of debt, valuing such issues at the fair market value of the stock. During the year ended December 31, 2004, the Company issued an aggregate of 64,742 shares of common stock in consideration of debt owed by the Company. Such shares were valued at an aggregate of $241,476 representing the fair value of the shares issued.

New Canaan has an anti-dilution clause stating that through December 31, 2005, its common stock ownership of the Company will not go below 15%. The anti-dilution clause does not apply if the issued registered common shares are sold at $.04 per share or greater or where shares are issued for an acquisition and New Canaan gives its consent. In 2004 the Company issued 77,500 shares under this anti- dilution clause valued at $148,000.

During the year ended December 31, 2004, the Company sold 165,783 shares of its common stock as per their Regulation E offering circular for $528,100.

During the year ended December 31, 2004, prior to becoming a Business Development Company, the Company issued an aggregate of 2,367 shares of common stock in consideration of services rendered to the Company. Such shares were valued at an aggregate of $99,295 representing the fair value of the shares issued.

On March 9, 2004 the Company amended its Articles of Incorporation to authorize up to 20,000,000 shares of a new class of Preferred Stock ("Preferred Stock") in which 10,000,000 shares are designated as class B series stock. The Preferred Stock may be issued in one or more series, the terms of which may be determined at the time of issuance by the Board of Directors, without further shareholder action, and may include voting rights (including the right to vote as a series on particular matters), preferences as to dividends and liquidation, conversion and redemption rights and sinking fund provisions.  Series B Preferred Stock shall not be entitled to receive dividends. Each share of Series B will be convertible into one (1) shares of Common Stock, subject to customary anti-dilution provisions. The Series B Preferred Shares will have no right to vote but be able to elect the majority of the members of the Board of Directors. In the event of liquidation, dissolution or winding up of the Company, the holders of the Series B shall not be entitled to receive liquidation in preference to the holders of the common shares or any other class of preferred stock.  As of December 31, 2004 10,000,000 shares were issued and outstanding.

Stock Options

As of December 31, 2004 there were no outstanding options nor were any warrants or options granted in 2004.

NOTE 8 - SUBSEQUENT EVENTS

From January 1 through March 31, 2005 the company raised $1,853,500 in the sale of Common Stock through its REG E offering circular.

On each of March 3, 2005 and March 8, 2005, StarInvest Group, Inc. purchased $400,000 of subordinated secured convertible debentures of Magnetech Integrated Services Corp. ("Magnetech"), an aggregate of $800,000 of subordinated secured convertible debentures. The debentures accrue interest at the rate of 6% per annum payable upon conversion, redemption or maturity. The entire principal balance is payable on February 28, 2007. The debentures are redeemable by Magnetech in certain circumstances. Principal and accrued interest on the debentures are convertible into shares of common stock of Magnetech, at the option of the holder at any time prior to redemption or maturity as is equal to the then outstanding balance divided by 0.3404926.The debentures are secured by a second lien on all of Magnetech's tangible personal property. The debentures are subordinate to Magnetech's $3,000,000 credit facility and any senior credit facility which refinances such obligations. In connection with the purchase of the debentures, StarInvest Group, Inc. received warrants to purchase 845,833 shares of common stock of Magnetech. The warrants are exercisable for a period of five years at an exercise price of $.001 per share. Magnetech has agreed to use its reasonable best efforts to file a registration statement covering the resale of the shares of common stock issuable upon the conversion of the debentures and the exercise of the warrants by April 30, 2005.

Magnetech operates in six primary business groups: (1) the motor group which provides maintenance and repair services to the electric motor industry, including AC and DC motors; (2) the magnet group which repairs and manufactures industrial lifting magnets; (3) the power systems group which provides engineering and repair services for electrical power distribution systems within industrial plants and commercial facilities; (4) the field service group which provides on-site services in all areas of Magnetech's business; (5) the education and training group which provides custom and standardized training in the area of industrial maintenance and (6) the electrical contracting group which provides services to industrial, commercial and institutional clients, including providing design and installation of electrical and telecommunication systems, emergency repair service, power quality assessment and preventative maintenance testing.

NOTE 9 - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted net increase (decrease) in stockholders' equity resulting from operations per share for the year ended December 31, 2004 and for the period from inception through December 31, 2003:

	Year ended December 31, 2004	Year ended December 31, 2003
Numerator for basic and diluted gain (loss) per share	$(384,667)	$(885,585)
Denominator for basic and diluted weighted average shares	190,679	11,871

Basic and diluted net increase (decrease) in stockholders' equity resulting from operations per common share	$(2.02)	$(74.60)

NOTE 10 - OTHER INCOME

Other income includes primarily closing fees, or origination fees, associated with investments in portfolio companies. Such fees are normally paid at closing of the Company's investments, are fully earned and non-refundable, and are generally non-recurring. The 1940 Act requires that a business development company to offer to make available managerial assistance to its portfolio companies. The Company may receive fee income for managerial assistance it renders to portfolio companies in connection with its investments. For the year ended December 31, 2004 and the period ended December 31, 2003, the Company received no fee income for managerial assistance.

NOTE 11 - FINANCIAL HIGHLIGHTS

YEAR ENDED DECEMBER 31, 2004
Per Share Data
Net asset value at beginning of period	$0
Offering costs and underwriters discount	574,493
Net investment income (loss)	94,226
Net realized and unrealized gains (3)	242,750
Distributions from net investment income	-
Tax return of capital distribution	-
Net asset value at end of period	$911,469

Per share market value at beginning of period	$.015
Per share market value at end of period	.015
Total return (5)	N/A
Shares outstanding at end of period	729,290

Ratios/Supplemental Data
Net assets at end of period ('000s)	$911
Average net assets ('000s)	779
Ratio of expenses to average net assets	.61
Ratio of net investment income (loss) to average net assets	.12

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements on accounting or financial disclosure with HJ & Associates, LLP, the Company's prior independent registered public accounting firm, or Larry O’Donnell, CPA, the Company’s current independent public accounting firm. during the fiscal year ended December 31, 2004.

ITEM 9A.    CONTROLS AND PROCEDURES.

(a)    Evaluation of Disclosure Controls and Procedures

As of December 31, 2004 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC ' s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

(b)   Management's Report on Internal Control Over Financial Reporting

(b)

Management's Report on Internal Control Over Financial Reporting, which appears on page xx of this Form 10-K, is incorporated by reference herein. Larry O’Donnell, CPA, the Company's independent registered public accounting firm, has issued a report on management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2004, which appears on page xx of this Form 10-K.

(c)   Changes in Internal Control Over Financial Reporting

(c)

Management has not identified any change in the Company's internal control over financial reporting that occurred during the fourth quarter of 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT, PROMOTERS AND CONTROL PERSONS OF THE COMPANY, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following table sets forth information concerning our directors and executive officers:

Name	Age	Position
Isaac H. Sutton	51	Chief Executive and Chief Financial Officer, Secretary and Director
John Baird	60	Director as of March 15, 2004
Mark Mayoka, CPA	45	Director as of May 1, 2004

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

John Baird is an internationally-seasoned business leader, technologist, speaker, and entrepreneur with experience in numerous industries for both public and private companies. As a founder he has served as Chairman and CEO of Pentagen Technologies International Limited, President of BCC Middle East, President of Cerametals, Inc., President and CEO of Baird Communications Corporation, President of First Shanghai Corporation, and Chairman of China Development Corporation. He has also served as Manager, Private Funds Group in the Investment Banking Division for Credit Suisse First Boston, and Regional Manager and Director, Market Development Division of the American Stock Exchange. Mr. Baird began his career on Wall Street as an Associate on the block desk with Arthur Lipper Corporation and then in institutional sales with Dean Witter (Morgan Stanley). In addition to his extensive management and leadership experience, Mr. Baird has participated in the development, design and implementation of information and other technology solutions for companies including AT&T, American Express, Paine Webber, and Ameritech, as well as entities ranging from the City of New York to the United States Army and the Kingdom of Jordan.

Mark Mayoka has served as the managing partner of Nelson Mayoka & Company, a certified public accounting and consulting firm in New York since 1991. From 1997 to 1998, he was the CFO of a computer-telephony-publishing conglomerate, where he was responsible for its sale via an international acquisition for over $130 million. From 1994 to 1996, Mr. Mayoka served as the CFA of Chindex International, Corp., a distributor of industrial and medical equipment for hospitals in the People’s Republic of China. In that capacity, he was responsible for the Initial Public Offering of Chindex, which raised $8 million, as well as a secondary offering of $10 million. Mr. Mayoka also served as a consultant to other companies to help facilitate and manage their Initial Public Offerings. Mr. Mayoka graduated Cum Laude from the State University of New York, Albany and from Pace University Law School.

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

Board Composition

The Company's board of directors consists of three directors. At each annual meeting of its stockholders, all of its directors are elected to serve from the time of election and qualification until the next annual meeting following election. In addition, the Company's bylaws provide that the maximum authorized number of directors may be changed by resolution of the stockholders or by resolution of the board of directors. The non-officer directors received $1,500 per month for their services.

Meetings and Committees of the Board of Directors

Our Board of Directors conducts its business through meetings of the Board and through activities of its committees. During the fiscal year ended December 31, 2004, the Board of Directors held one regular meeting and took 16 actions by Unanimous Consent. No director attended fewer than 100% of the total meetings of the Board either in person or via teleconference during 2003. John Baird and Mark Mayoka constitute the members of the audit committee, both are financial experts, and both are “independent” as defined by the 1940 Act. John Baird and Mark Mayoka constitute the members of the investment committee. The Board does not have an option or nominating committee.

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

  compliance with applicable governmental laws, rules and regulations;

  the prompt internal reporting of violations of the code to the board of directors or another appropriate person or persons; and

  accountability for adherence to the code.

The Company hereby undertakes to provide to any person without charge, upon request, a copy of such code of ethics. Such request may be made in writing to the board of directors at the address of the issuer.

ITEM 11.    EXECUTIVE COMPENSATION

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

Executive Officer Compensation

The following table sets forth information with respect to compensation we paid for the years ended December 31, 2004, 2003 and 2002, for services of Isaac H. Sutton, our President, Chief Executive Officer, Chief Financial Officer and Secretary. We have not paid any other executive officer in excess of $100,000 (including salaries and benefits) during the years ended December 31, 2004, 2003 or 2002.

	Annual Compensation				Long-Term Compensation Awards

Name and Principal Positions	Year	Salary($)	Bonus($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options SARs (#)	LTIP Payouts ($)	All Other Compensation

Isaac H. Sutton Chief Executive Officer	2004	$240,000(4)	$6,250(5)	-	-	-	-	-
	2003	$240,000(3)	-	-	-	-	-	-
	2002	$240,000(1)	$3,500(2)	-	-	-	-	-

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

(4) of Mr. Sutton’s compensation for the year ended December 31, 2004 approximately $165,000 has been converted to 115,000 (post Splits) StarInvest Group Common shares and the balance accrued.

(5) 250,000 restricted shares received in Portfolio Company Life Scientific Inc.

There were no options exercised in Last Fiscal Year ending December 31, 2004 and no options open for fiscal year ended December 31, 2004.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following provides the names and addresses of (i) each person known to the Company to beneficially own more than 5% of any class of the Company's outstanding stock; (ii) each of our officers and directors; and (iii) all of our officers and directors as a group as of December 31, 2004. Except as otherwise indicated, all shares are owned directly.  Percentage of beneficial ownership is based on 792,290 fully diluted shares of common stock outstanding and 10,000,000 Series B preferred stock outstanding, respectively, on December 31, 2004.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Title of Class	Percentage of Class

Isaac H. Sutton (1)(2) 122 East 42nd Street Suite 2715 New York, NY 10168	159,103 8,000,000	Common Preferred Series B	20% 80%

David Metzger 129 Ridge Road Passaic, New Jersey 07055	250,000	Common	32%

New Canaan Investment(4) Partners, LLC 62 Main Street New Canaan, CT 06840	80,030	Common	10%

Mark Mayoka(1) 950 3rd Ave. New York, New York 10022	61	Common	*

All Officers and Directors as a Group (2 persons)	159,164 8,000,000	Common(2) Preferred Series B(3)	20% 80%

* Less than 1%

(1) Officer and/or director of our Company.

(2) Includes 893 shares of Common Stock held by Orbitel-One Inc, and 476 shares of Common Stock held by Unified Networks, Ltd., companies controlled by Mr. Sutton, and 2,381 shares of Common Stock held in the name of New Millennium Group, who has assigned voting rights to Mr. Sutton.

(3) Includes 8,000,000 shares of our Convertible Preferred Stock, which is owned by Unified Networks, Ltd. Mr. Sutton has not converted these shares as of the date of this filing. This class of stock does not have voting rights, but is convertible into shares of our Common Stock at any time by the holder thereof on a 1-for-1 basis. The number of shares of our Common Stock that may be issued upon conversion of our outstanding Series B Preferred Stock will not be adjusted pursuant to the terms included in the Certificate of Designation creating our Series B Preferred Stock. Additionally, the holders of a majority of the Series B Preferred have the right to appoint a majority of the directors. As of the date of this Information Statement, none of the holders have elected to convert their Series B Preferred Stock.

(4) New Canaan is entitled to the greater of 125,000 shares of Common Stock or an amount, which is 15% of the Company's issued and outstanding Common Stock. Until December 31, 2005, New Canaan has certain anti-dilution protection rights with respect to certain issuances to maintain 15% of the issued and outstanding stock of the Company

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On January 10, 2004 the Company acquired 100% of AGI partners, Ltd from Isaac H Sutton the companies CEO for 5,000 shares of restricted stock.

On March 3, 2004, the Board of Directors approved the issuance of 8,000,000 shares of Series B preferred stock to Unified Networks, Ltd., an entity controlled by the Company's sole officer and a director, in exchange for all of the outstanding Series A Preferred Stock which had "super voting" rights equivalent to 2,500,000 shares of common stock.

On June 28, 2004 Isaac H Sutton the Company’s CEO converted $120,000 debit from the company to 40,000 shares of restricted common stock.

On June 28, 2004 and Dec 20, 2004 the Company issued 32,500 and 45,000 restricted shares to New Canaan Investment Partners, Ltd pursuant to an anti dilution agreement entered into in December 2002.

On December 20, 2004 Isaac H Sutton, the Company’s CEO converted $45,000 debit owed by the Company to 75,000 shares of restricted common stock.

On December 20, 2004 the company sold 250,000 restricted shares to David Metzger for $15,000.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.

(1) AUDIT FEES

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the Company's annual financial statements and review of financial statements included in the Company's Form 10-Q (17 CFR 249.308a) or 10-QSB (17 CFR 249.308b) or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was $25,000 for the fiscal year ended December 31, 2003 and $10,000 for the fiscal year ended December 31, 2004.

(2) AUDIT-RELATED FEES

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the Company's financial statements was $-0- for the fiscal years ended December 31, 2003 and 2004.

(3) TAX FEES

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was $-0- for the fiscal years ended December 31, 2003 and December 31, 2004.

(4) ALL OTHER FEES

The aggregate fees billed in each of the last two fiscal years for products and services provided by the principal accountant, other than the services reported above was $-0- for the fiscal years ended December 31, 2003 and 2004.

(5) PRE-APPROVAL POLICIES AND PROCEDURES

Before the accountant is engaged by the issuer to render audit or non-audit services, the engagement is nominated by the members of the Audit Committee and approved by the Company's board of directors.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

a.    Documents Filed as Part of this Report

The following financial statements are set forth in Item 8:

b.    Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

* Filed herewith.

c.    Financial statement schedules

No financial statement schedules are filed herewith because (1) such schedules are not required or (2) the information has been presented in the aforementioned financial statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

StarInvest Group, Inc
Date: April 20, 2005	/s/Isaac H Sutton
Isaac H Sutton
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Date: April 15,2005	/s/ Isaac H Sutton
Isaac H Sutton
Chairman of the Board of Directors ,Chief Compliance Officer, Treasurer and Secretary (Principal Accounting and Financial Officer)

Date: April 20, 2005	/s/ John Baird
John Baird
Director

Date: April 20, 2005	/s/ Mark Mayoka
Mark Mayoka
Director

Exhibit 31.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Isaac H Sutton, Chief Executive Officer of StarInvest Group, Inc, certify that:

1.

1. I have reviewed this annual report on Form 10-K of StarInvest Group, Inc;

2.

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

4.

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a)

a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)

b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)

c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)

d) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a)

a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b)

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Dated this  20th day of April, 2005

/s/   Isaac H Sutton

Isaac H Sutton
Chief Executive Officer

Exhibit 31.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Isaac H Sutton, Chief Financial Officer of StarInvest Group, Inc, certify that:

6.

1. I have reviewed this annual report on Form 10-K of StarInvest Group, Inc;

7.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

8.

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

9.

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a)

a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)

b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)

c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)

d) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

10.

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a)

a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b)

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Dated this 20th day of April, 2005

/s/  Isaac H Sutton

Isaac H Sutton
Chief Financial Officer

Exhibit 32.1

Certification of Chief Executive Officer

Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

    In connection with the Annual Report on Form 10-K for the period ended December 31, 2004 (the "Report") of StarInvest Group, Inc (the "Registrant"), as filed with the Securities and Exchange Commission on the date hereof, I, Isaac H Sutton , the Chief Executive Officer of the Registrant, hereby certify, to the best of my knowledge, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

/s/ Isaac H Sutton Name: Isaac H Sutton Date: April 20, 2005

Exhibit 32.2

Certification of Chief Financial Officer

Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

In connection with the Annual Report on Form 10-K for the period ended December 31, 2004 (the "Report") of StarInvest Group, Inc (the "Registrant"), as filed with the Securities and Exchange Commission on the date hereof, I, Isaac H Sutton, the Chief Financial Officer of the Registrant, hereby certify, to the best of my knowledge, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

/s/ Isaac H Sutton Name: Isaac H Sutton Date: April 20, 2005