Form 10-K/A
period 2004-12-31
EXUS GLOBAL INC
filed 2005-04-27
CIK 810270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [      ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2) Yes [   ] No [ X  ].

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

Purpose of Amendment No. 1

This amendment on Form 10-K/A amends the Annual Report on Form 10-K previously filed by the Registrant on April 21, 2005 for the fiscal year ended December 31, 2004. The purpose of this amendment is solely to correct the amount of Proceeds from convertible debentures  in the Statements of Cash Flows from $325,000 to 241,476. This Form 10-K/A does not reflect events occurring after the date of filing of the original Form 10-K, or amend or update the other disclosures therein.

STARINVEST GROUP, INC
STATEMENTS OF CASH FLOWS

	2004	2003	2002
Cash flows from operating activities:
Net Loss	$ (384,667)	$ (885,585)	$ (1,935,666)
Adjustments to reconcile net loss to net
cash used in operating activities:
Disposal of property and equipment	-	-	52,214
Net unrealized (gain) loss in investments	(234,001)	-	-
Stock issued for services	125,295	909,653	1,174,355
Issuance of stock options	-	205,882	-
Director's expense	68,750	-	-
Beneficial conversion	241,667	-	153,912
Interest expense	42,502	-	-
Stock issued for anit-dilutive rights	(148,000)	-	-
Gain on forgiveness or reduction in debt	(241,667)	(663,420)	(141,587)
Net Issuance of restricted shares	(20,000)	-	-
Cancellation of common shares	-	(100)	-
(Increase) decrease in assets:
Accounts receivable	-	-	8,983
Inventories	-	-	220,080
Prepaid Expenses	-	30,000	1,302
Other assets	12,850	(13,350)	26,155
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	(263,107)	(111,531)	(141,162)
Payroll and taxes payable	-	-	(40,142)
Deferred income	-	-	(111,244)

Total adjustments	(415,711)	357,134	1,202,866

Net cash used in operating activities	(800,378)	(528,451)	(732,800)

Cash Flows used by Investing Activities
Cash paid for investments	(90,000)	-	-

Cash Flows from Financing Activities

Proceeds from convertible debentures	241,476	-	-
Affiliate loans	-	-	(5,253)
Proceeds from (repayments of) notes payable	254,763	225,949	77,751
Proceeds from subscription receivable	14,750	-	20,000
Proceeds from officer loan	(147,372)	73,881	343,707
Proceeds from issuance of common stock	528,100	190,500	30,000

Net cash provided by financing activities	891,717	490,330	466,205

Net increase (decrease) in cash	1,339	(38,121)	(266,595)
Cash, beginning of year	812	38,933	305,528
Cash, end of year	2,151	812	38,933

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

StarInvest Group, Inc
Date: April 27, 2005	/s/Isaac H Sutton
Isaac H Sutton
Chief Executive Officer