Form 10-Q
period 2005-03-31
EXUS GLOBAL INC
filed 2005-05-11
CIK 810270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10 Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF
THE SECURITIES AND EXCHANGE ACT OF 1934.

For the period ended March 31, 2005

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from __________ to ____________

COMMISSION FILE NUMBER: 0-18049

StarInvest Group, Inc.
(Exact name of registrant as specified in its charter)

Nevada	91-1317131
(State of other jurisdiction of| incorporation or organization)	(IRS Employer Identification

122 East 42nd Street Suite 2715 New York, NY 10168

(Address of principal executive offices) (Zip Code)

Issuer's Telephone Number: 212-514-6600

Check whether the issuer (1) filed all reports required to be filed by Section 13 of 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days YES ☒  NO ☐.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒.

State the number of shares outstanding of each of the issuer's classes of common equity, as the latest practicable date: There were 13,295,957 shares of the Registrant's common stock issued and outstanding as of May 10, 2005.

StarInvest Group, Inc.
FORM 10-Q
QUARTERLY PERIOD ENDED MARCH 31, 2005

INDEX

STARINVEST GROUP, INC. (FORMERLY EXUS GLOBAL, INC.)
BALANCE SHEET
AS OF MARCH 31, 2005 & DECEMBER 31, 2004

	2005	2004
ASSETS	(unaudited)	(audited)
Current Assets
Cash	$568,249	$2,151

Total current assets	568,249	2,151

Loans and investments (cost of $1,704,852 & $677,468)	1,938,853	911,469
Other Assets	500	500

Total assets	$2,507,602	$914,120

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses	$216,047	$280,781
Due to officer	-	175,967
Loans payable	430,572	492,263

Total current liabilities	646,619	949,011

Obligation to repurchase shares	63,000	-

Stockholders' equity
Series A preferred stock, no par value; 10,000,000 shares authorized; 10,000 and no shares issued and outstanding	-	-

Series B preferred stock, $.001 par value; 10,000,000 shares authorized; 10,000,000 shares issued and outstanding	10,000	10,000
Common stock, $.001 par value, 900,000,000 shares authorized; 13,295,958 and 729,290 shares issued and outstanding, respectively	13,296	729
Additional paid-in-capital	11,912,350	9,674,354
Stock subscription receivable	(287,500)	-
Accumulated deficit	(9,850,163)	(9,719,974)

Total stockholders' equity (deficit)	1,797,983	(34,891)

Total liabilities and stockholders' equity	$2,507,602	$914,120
Net asset value per share	$0.08	$(0.00)

STARINVEST GROUP, INC. (FORMERLY EXUS GLOBAL, INC.)
STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31,

	2005	2004
	(unaudited)	(unaudited)
Sales and service revenues	$-	$-

Cost of sales	-	-

Gross profit	-	-

Expenses:
General and administrative	130,190	183,269

Total expenses	130,190	183,269

Loss before other income (expenses)	(130,190)	(183,269)

Other income (expenses):
Other income	-	20,000
Interest expense, net	-	(248,708)

Total other income (expenses)	-	(228,708)

Net loss	$(130,190)	$(411,977)

Loss per common share - basic and fully diluted	$(0.01)	$(16.02)

Weighted average common shares outstanding basic and fully diluted	14,616,026	25,712

STARINVEST GROUP, INC. (FORMERLY EXUS GLOBAL, INC.)
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31,

	2005	2004

Cash flows from operating activities:
Net Loss	(130,190)	$ (189,677)

Adjustments to reconcile net loss to net cash used in operating activities:
Net unrealized (gain) loss in investments	-	(222,300)
Stock issued for services	-	-
Beneficial conversion	-	241,667

Changes in assets and liabilites:
(Increase) decrease in assets:
Other assets	-	12,850
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	(64,734)	(72,828)

Total adjustments	(64,734)	(40,611)

Net cash used in operating activities	(194,924)	(230,288)

Cash flows used by investing activities
Cash paid for investments	(1,065,474)	(123,420)

Cash flows from financing activities

Proceeds from convertible and portfolio loans	38,090	325,000
Proceeds from (repayments of) notes payable	(61,691)	-
Proceeds from subscription receivable	-	14,750
Proceeds from (repayments of) officer loan	(175,967)	14,598
Obligation to repurchase shares	105,000	-
Proceeds from issuance of common stock	1,921,064	-

Net cash provided by financing activities	1,826,496	354,348

Net increase (decrease) in cash	566,098	640

Cash, beginning of period	2,151	812

Cash, end of period	568,249	1,452

Supplemental disclosure of cash flow information:

Interest	$-	$15,000

Income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Common stock issued for future services	$-	$-

Common stock issued for debts	$79,814	$118,295

Preferred stock issued for debt	$-	$-

StarInvest Group, Inc
Schedule of Investments

March 31, 2005

Company		Cost	Value

AGI Partners, Ltd	Private	200,000	200,000		Equity

New Life Scientific Inc	Public NWLF	105,000	339,000	Note 1	Equity

Maxplanet Corp	Public MXNT	206,750	206,750		Equity & Loan

E Education Network, Inc	Private	50,000	50,000		Equity

Food products, Inc	Private	10,814	10,814		Loan

GoIP Global, Inc	Private	52,288	52,288		Loan

Amazon Biotech Inc	Public AMZB	15,000	15,000		Equity

Wireless Ink, LLC	Private	50,000	50,000		Loan

Magnetech, Corp.	Private	800,000	800,000		Loan

SecureX LLC	Private	115,000	115,000		Equity & Loan

Asia payment System	Public APYM	100,000	100,000		Equity

Total		$1,704,852	$1,938,852

Note 1: Publicly traded security - Price based on 161,429 shares at 2.75 per share less 20% due to restricted shares.

Notes to the Financial Statements
March 31, 2005

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2005, and the results of operations and cash flows for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These financial statements should be read in conjunction with the audited financial statements and related notes and schedules included in the Company's 2004 Annual Report filed on Form 10-K dated December 31, 2004. The results of operations for the periods ended March 31, 2005 and 2004 are not necessarily indicative of the operating results for the full years.

StarInvest Group, Inc. (“STIV” or the “Company”) is a specialty investment company principally providing capital to small- and medium-sized technology companies. The Company intends to focus its portfolio in the following technology sectors: software, Internet, IT services, media, telecommunications, semiconductors, hardware and technology-enabled services.  As of March 31, 2005, we have invested approximately $1.9 million in 11 portfolio companies. Our investment objective is to maximize the portfolio's total return by investing in the debt and/or equity securities of technology-related companies. We also seek to provide our stockholders with current income on investments in debt securities and long-term capital growth through the appreciation in the value of warrants or other equity instruments that we may receive when we make debt or equity investments.

NOTE 2 - INVESTMENTS

During the period from our initial election in March 2004 through March 31, 2005, the Company has made eleven investments in target companies that total approximately $1.9 million in funded capital.  We have completed the following transactions since our election to be a Business Development Company:

Portfolio Company	Date	Investment	Cost
E Education Network, Inc.	January 2004	Common stock	50,000
AGI Partners, Ltd.	January 2004	Common stock	200,000
MaxPlanet Corp.	March 2004	Common stock Senior secured note	200,000 6,750
Food Products, Inc.	September 2004	Senior secured note	10,814
Wireless Ink LLC	June 2004	Senior secured note	50,000
Amazon Biotech Inc.	October 2004	Common stock	15,000
GoIP Global Inc.	December 2004	Senior secured note	52,288
Magnetech Inc.	March 2005	Senior secured note	800,000
Secure X LLC	March 2005	Senior secured note Membership Interest	25,000 90,000
New Life Scientific Inc	September 2004	Common stock	339,000
Asia Payment Systems, Inc.	March 2005	Common stock	100,000
Total			1,938,852

We currently have evaluating several companies in which we may decide to invest. However, there can be no assurance or certainty when or if these transactions will close.

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

NOTE 3 - EQUITY TRANSACTIONS

In January 2005, the Company effected a 1 for 200 reverse stock split. All share and per share amounts have been retroactively adjusted to reflect the effect of the above splits.

In January 2005 the Company sold 100,000 shares of the Company’s Common stock as per their REG E Offering Circular for $15,000. In addition issued 100,000 shares of the Company’s Common stock, which was sold for $15,000 and was paid for in December 2004.

In February 2005, the Company sold 2,000,000 shares of the Company’s Common stock as per their REG E Offering Circular for $300,000.

In March 2005, the Company sold 10,156,668 shares of the Company’s Common stock as per their REG E Offering Circular for $1,918,750.

In March 2005, the Company issued 210,000 shares of the Company’s Common stock as per their REG E offering Circular to 2 debt holders canceling $26,000 in debt.

NOTE 4 - LOANS PAYABLE

Naum Melamed	$65,000	Paid in April 2005
Kentan Ltd (2)	104,125	$25,000 Paid in April 2005
Oyen(1)	58,947	Due June 2005
New Canaan Partners, Ltd (3)	202,500	Due March 31, 2005
Total	$430,572

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

(2)The Company has agreed to a repayment schedule for an outstanding note to Kentan Ltd.  Original notes were for $125,000. $25,000 was paid in April 2005 with the balance paid in equal quarterly payments.

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

NOTE 5 - SUBSEQUENT EVENTS

On April 7, 2005, Larry O’ Donnell was engaged as the new principal independent auditors for StarInvest Group, Inc.

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

INCOME TAXES

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We regularly review our deferred tax assets for recoverability and establish a valuation allowance based upon historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. As of March 31, 2005, we estimated the allowance on net deferred tax assets to be one hundred percent of the net deferred tax assets.

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

COMPANY STRATEGY

StarInvest Group, Inc. (“STIV” or the “Company”) is a specialty investment company principally providing capital to small- and medium-sized technology companies. The Company intends to focus its portfolio in the following technology sectors: software, Internet, IT services, media, telecommunications, semiconductors, hardware and technology-enabled services.  As of December 31, 2004 and March 31, 2005, we had invested approximately $911,000 in 8 portfolio companies, and approximately $1.9 million in 11 portfolio companies, respectively. Our investment objective is to maximize our portfolio's total return by investing in the debt and/or equity securities of technology-related companies. We also seek to provide our stockholders with current income on investments in debt securities and long-term capital growth through the appreciation in the value of warrants or other equity instruments that we may receive when we make debt investments or equity investments.

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

We were founded in September 1985 as Gemini Energy Corporation under the laws of the State of Nevada. On January 28, 1994, the Company's name was changed to Nerox Energy Corporation. On April 24, 1998 the Company's name was changed to Nerox Holding Corporation. On December 15, 1998 the Company's name was changed to E*twoMedia.com. As of August 31, 1999, we acquired all of the issued and outstanding shares of common stock of Free Publishing Services Limited. Operations ceased in the fourth quarter of 2000, and we became inactive pursuant to a share purchase agreement with Mintcanyon Business Ltd., entered into on December 29, 2000. We sold all our shares in Free Publishing Services Ltd. in exchange for the assumption of specified assets and liabilities. On December 19, 2000 our name was changed to Exus Networks, Inc. Pursuant to an Agreement and Plan of Reorganization (the "Exchange Agreement") dated January 15, 2001 between the Company and the shareholders of Exus Networks, Inc., a New York corporation ("Exus"), Isaac H. Sutton became the majority stockholder and our sole director. Upon consummation of the Exchange Agreement, the Company acquired all of Exus' common stock and the shareholders of Exus received 20,000,000 shares of the Company's common stock. On April 10, 2003 the Company's name was changed to Exus Global, Inc. During 2003 Exus Global was in the process of a complete reorganization, changing its core business from mobile satellite communication to that of a holding company. On March 9, 2004, we filed Form N-54A to elect to be regulated as a business development company under the Investment Company Act of 1940. The Company's status as a business development company can only be changed by a vote of the Company's shareholders.

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

RESULTS OF OPERATIONS

QUARTER ENDED MARCH 31, 2005 COMPARED TO QUARTER ENDED MARCH 31, 2004

During the quarter ended March 31, 2005, the Company had $130,190 in net loss from operations, compared to $189,677 loss in operations during the same quarter of 2004. The net decrease in net assets in 2005 resulted from operating expenses required to run the company.

Operating expenses were $130,190 and $183,269 for the quarters ended March 31, 2005 and 2004, respectively.

Operating expenses in the quarter ended March 31, 2005 included approximately $31,800 in "Professional Fees" which included accounting, legal and consulting fees. Additionally, interest expense for the quarter ended March 31, 2005 was $0 compared to $248,708 for the quarter ended March 31, 2004. The decrease is attributed to the recording of interest in 2004 related to the beneficial conversion feature of the convertible debentures versus no interest expense in 2005.

LIQUIDITY AND CAPITAL RESOURCES

The accompanying financial statements have been prepared in conformity with principles of accounting applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had a net decrease in net assets from operations of $(130,190) and has incurred operating losses from inception and has an accumulated deficit of $(9,850,163). The Company requires additional capital to meet its operating requirements. Management plans to increase cash flows through the sale of securities (see following paragraph below) and, through it's on going profitable operations. There are no assurances that such plans will be successful. No adjustments have been made to the accompanying financial statements as a result of this uncertainty.

For the three months ended March 31, 2005, the Company used cash in operating activities of $194,924 compared to $230,288 for the three months ended March 31, 2004.

For the three months ended March 31, 2005, we used cash for the purpose of investing in our portfolio companies of $1,065,474.

For the three months ended March 31, 2005, net cash provided by financing activities was $1,826,496 as compared to net cash provided by financing activities of $354,348 for the three months ended March 31, 2004. During the three months ended March 31, 2005, we received proceeds from the issuance of stock totaling $1,921,064.

On March 9, 2004, the Company filed a notification with the Commission of its intent to raise capital through the issuance of securities exempt from registration under Regulation E of the Securities Act of 1933. This exemption allows the Company to sell up to $5,000,000 of securities exempt from registration. Through the end of March 2005, the Company raised $3,134,326 through the sale of 12,827,194 shares of common stock through the use of the Regulation E exemption.

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

Kentan Limited Corporation, a holder of a convertible note for $125,000 began litigation for payment, the case was settled on April 5, 2005 in the Southern District of New York, whereby the company agreed to a confession of judgment and is required to pay $25,000 quarterly until the debit is paid. In April 2005 the company paid $25,000. All conversion rights have been cancelled. The stipulation settling the action contains the usual and customary clauses such as notice and cure provisions, default provisions and the issuance of releases upon satisfactory fulfillment of the terms of the stipulation of settlement.

The Company knows of no material legal proceedings pending or threatened, or judgments entered against any of its Directors or Officers in their capacity as such.

ITEM 2. Changes in Securities

On January 3, 2005, our Board of Directors voted to authorize and recommend that our shareholders approve the Amendment to effect the Reverse Stock Split and change our name. Also on January 3, 2005, shareholders representing a majority of the shares of our Common Stock outstanding consented in writing to the Amendment.

The terms of the Reverse Stock Split provide for each two hundred (200) of the outstanding shares of our Common Stock on the date of the Reverse Stock Split (the "Old Shares") will be automatically converted into one (1) share of our Common Stock (the "New Shares"), thereby reducing the number of shares of our Common Stock issued and outstanding.

The Amendment does not change the par value designation of our Common Stock, or the number of shares of our Common Stock authorized for issuance.

In January 2005 the Company sold 100,000 shares of the Company’s Common stock as per their REG E Offering Circular for $15,000. In addition issued 100,000 shares of the Company’s Common stock, which was sold for $15,000 and was paid for in December 2004.

In February 2005, the Company sold 2,000,000 shares of the Company’s Common stock as per their REG E Offering Circular for $300,000.

In March 2005, the Company sold 10,156,668 shares of the Company’s Common stock as per their REG E Offering Circular for $1,918,750.

In March 2005, the Company issued 210,000 shares of the Company’s Common stock as per their REG E offering Circular to 2 debit holders canceling $26,000 in debit.

ITEM 3. Defaults Upon Senior Securities

None

ITEM 4. Submission of Matters to Vote of Security Holders

This Information Statement was mailed or otherwise furnished to shareholders of EXUS GLOBAL, INC., a Nevada corporation (the "Company"), on or about January 25, 2005, in connection with a certain shareholder action taken by written consent of the holders of a majority of our outstanding shares of Common Stock to approve an amendment to our Articles of Incorporation, as amended (the "Amendment"). The purpose of the Amendment is to (i) effect a reverse split (the "Reverse Stock Split") of our issued and outstanding Common Stock, $.001 par value per share (the "Common Stock") pursuant to which each two hundred (200) shares of our issued and outstanding Common Stock as of the record date of the Reverse Stock Split was combined and consolidated into one (1) share of Common Stock immediately following the Reverse Stock Split; and (ii) change the name of our Company from Exus Global, Inc. to "StarInvest Group, Inc."

ITEM 5. Other Information

On April 7, 2005, Larry O Donnell was engaged as the new principal independent accountants for StarInvest Group, Inc.

ITEM 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit No.	Description

31.1	Certification by Chief Executive Officer Pursuant to Section 302

31.2	Certification by Chief Financial Officer Pursuant to Section 302

32.1	Certification by Chief Executive Officer Pursuant to Section 906

32.2	Certification by Chief Financial Officer Pursuant to Section 906

(b) Reports on Form 8-K

An Amended 8K was filed in April 2005, as an amendment to the initial filing of this Form 8-K that was filed by StarInvest Group, Inc. (the “Company”) on December 30, 2004. The initial filing disclosed that HJ & Associates, LLC informed the Company that it would resign as the Company’s independent registered public accounting firm. The purpose of this amendment is to update the disclosures contained in Item 4.01 regarding the appointment of a new independent accountant. Effective December 30, 2004, the firm of HJ and Associates, LLC ("HJ"), our independent accountant during the period from May 24, 2004 to December 30, 2004, resigned. On April 7, 2005, the Company engaged Larry O’Donnell, Certified Public Accountant, ("O’Donnell") as our new independent accountant for the fiscal year ended December 31, 2004.

SIGNATURE PAGE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 10, 2005	By:	/s/ Isaac H Sutton
Isaac H Sutton
Chief Executive Officer