Form 10-Q
period 2005-06-30
STARINVEST GROUP, INC.
filed 2005-08-19
CIK 810270

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

               [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF
                    THE SECURITIES AND EXCHANGE ACT OF 1934.

                       For the period ended June 30, 2005

                                       or

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.

            For the transition period from __________ to ____________

                        COMMISSION FILE NUMBER: 0-18049

                             StarInvest Group, Inc.
                             -----------------------
             (Exact name of registrant as specified in its charter)

           Nevada                                          91-1317131
-------------------------------                         ---------------
(State of other jurisdiction of                          (IRS Employer
 incorporation or organization)                          Identification

               122 East 42nd Street Suite 2715 New York, NY 10168
               --------------------------------------------------
              (Address of principal executive offices) (Zip Code)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as the latest practicable date: There were 21,512,291 shares of the Registrant's common stock issued and outstanding as of August 17, 2005.

                             StarInvest Group, Inc.
                                    FORM 10-Q
                      QUARTERLY PERIOD ENDED June 30, 2005

                                TABLE of CONTENTS

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements                                                           3

Balance Sheet June 30, 2005(Unaudited) and December 31, 2004                            3

Statements of Operations (Unaudited) For the Three Months and Six Months Ended
June 30, 2005 and 2004                                                                4-5

Statements of Cash Flows (Unaudited) For the Six Months Ended June 30, 2005 and
2004                                                                                    6

Statement of Investments (Unaudited) June 30, 2005                                      7

Notes to Financial Statements                                                           8

Item 2 - Management's Discussion and Analysis of Financial Condition and Results
of Operations                                                                          11

Item 3 - Quantitative and Qualitative Disclosures about Market Risk                    24

Item 4 - Controls and Procedures                                                       24


PART II - OTHER INFORMATION

Item 1 - Legal Proceedings                                                             25

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds                   25

Item 3 - Default upon Senior Securities                                                26

Item 4 - Submission of Matters to a Vote of Security Holders                           26

Item 5 - Other Information                                                             26

Item 6 - Exhibits                                                                      26

Signatures                                                                             27

               STARINVEST GROUP, INC. (FORMERLY EXUS GLOBAL, INC.)
                                  BALANCE SHEET
                     AS OF JUNE 30, 2005 & DECEMBER 31, 2004


                                                                          2005             2004
                                                                    --------------   --------------
 ASSETS                                                              (unaudited)        (audited)
   Current Assets
       Cash                                                         $       45,808   $        2,151
        Interest Receivable                                                 15,648               --
                                                                    --------------   --------------

         Total current assets                                               61,456            2,151

   Loans and investments (cost of $2,151,977 & $677,468)                 3,062,460          911,469
   Other Assets                                                             26,207              500
                                                                    --------------   --------------

         Total assets                                               $    3,150,123   $      914,120
                                                                    ==============   ==============


LIABILITIES AND STOCKHOLDERS' EQUITY

   Current liabilities
       Accounts payable and accrued expenses                        $      406,530   $      280,781
       Due to officer                                                       10,000          175,967
       Loans payable                                                       390,572          492,263
                                                                    --------------   --------------

         Total current liabilities                                         807,102          949,011
                                                                    --------------   --------------

       Obligation to repurchase shares                                      63,000               --
                                                                    --------------   --------------

   Stockholders' equity
      Series A preferred stock, no par value; 10,000,000
       shares authorized; 10,000 and no shares issued
        and outstanding                                                         --               --
      Series B preferred stock, $.001 par value; 10,000,000 shares
       authorized; 10,000,000 shares issued and outstanding                 10,000           10,000
      Common stock, $.001 par value, 900,000,000 shares
       authorized; 13,912,291 and 729,290 shares issued
       and outstanding, respectively                                        13,912              729
      Additional paid-in-capital                                        12,008,284        9,674,354
      Stock subscription receivable                                       (277,500)              --
      Accumulated deficit                                               (9,474,675)      (9,719,974)
                                                                    --------------   --------------

         Total stockholders' equity (deficit)                            2,280,021          (34,891)
                                                                    --------------   --------------

         Total liabilities and stockholders' equity                 $    3,150,123   $      914,120
                                                                    ==============   ==============
       Net asset value per common share                             $         0.10   $        (0.00)
                                                                    ==============   ==============

               STARINVEST GROUP, INC. (FORMERLY EXUS GLOBAL, INC.)
                             STATEMENT OF OPERATIONS
                       FOR THE THREE MONTHS ENDED JUNE 30,


                                                                      2005            2004
                                                                 -------------   -------------
Operations:                                                       (unaudited)     (unaudited)
   Sales and service revenues                                    $          --   $          --
   Interest and dividends                                               15,809          80,000
   Cost of sales                                                            --              --
                                                                 -------------   -------------

   Gross profit                                                         15,809          80,000
                                                                 -------------   -------------

   Expenses:
       General and administrative                                      308,145         124,540
        Interest Expense                                                    --         150,362
                                                                 -------------   -------------

   Total expenses                                                      308,145         274,902
                                                                 -------------   -------------

   Loss before other income (expenses)                                (292,336)       (194,902)
                                                                 -------------   -------------

Net Realized and Unrealized Gains (Losses):
       Net realized gains                                                3,917              --
       Net change in unrealized appreciation or depreciation           663,907              --
                                                                 -------------   -------------

   Total net gains                                                     667,824              --
                                                                 -------------   -------------

Net increase (decrease) in net assets resulting from operations  $     375,488   $    (194,902)
                                                                 =============   =============

    Basic earnings (loss) per common share                       $        0.03   $       (2.57)
                                                                 =============   =============
    Diluted earnings (loss) per common share                     $        0.02   $       (2.57)
                                                                 =============   =============
   Weighted average common shares outstanding - basic               13,318,859          75,949
                                                                 =============   =============
   Weighted average common shares outstanding - diluted             23,318,859          75,949
                                                                 =============   =============

               STARINVEST GROUP, INC. (FORMERLY EXUS GLOBAL, INC.)
                             STATEMENT OF OPERATIONS
                        FOR THE SIX MONTHS ENDED JUNE 30,


                                                                      2005            2004
                                                                 --------------   --------------
Operations:                                                       (unaudited)       (unaudited)
   Sales and service revenues                                    $           --   $           --
   Interest and dividends                                                15,809          100,000
   Cost of sales                                                             --               --
                                                                 --------------   --------------

   Gross profit                                                          15,809          100,000
                                                                 --------------   --------------

   Expenses:
       General and administrative                                       438,335          307,809
        Interest Expense                                                     --          399,070
                                                                 --------------   --------------

   Total expenses                                                       438,335          706,879
                                                                 --------------   --------------

   Loss before other income (expenses)                                 (422,526)        (606,879)
                                                                 --------------   --------------

Net Realized and Unrealized Gains (Losses):
       Net realized gains                                                 3,917               --
       Net change in unrealized appreciation or depreciation            663,907               --
                                                                 --------------   --------------

   Total net gains                                                      667,824               --
                                                                 --------------   --------------

Net increase (decrease) in net assets resulting from operations  $      245,298   $     (606,879)
                                                                 ==============   ==============

    Basic earnings (loss) per common share                       $         0.03   $       (11.94)
                                                                 ==============   ==============
    Diluted earnings (loss) per common share                     $         0.01   $       (11.94)
                                                                 ==============   ==============
   Weighted average common shares outstanding - basic                 9,015,240           50,831
                                                                 ==============   ==============
   Weighted average common shares outstanding - diluted              19,015,240           50,831
                                                                 ==============   ==============

               STARINVEST GROUP, INC. (FORMERLY EXUS GLOBAL, INC.)
                            STATEMENTS OF CASH FLOWS
                        FOR THE SIX MONTHS ENDED JUNE 30,


                                                                      2005              2004
                                                                 --------------   --------------
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations         245,298   $     (275,494)
                                                                 --------------   --------------

Adjustments to reconcile net loss to net
  cash used in operating activities:
  Net unrealized (gain) loss in investments                            (663,907)        (331,385)
  Interest expense                                                           --           10,000
  Common stock issued for anti-dilutive rights                               --          130,000
  Other income from reduction of debt                                        --         (100,000)
  Beneficial conversion                                                      --          241,667
Changes in assets and liabilites:
  (Increase) decrease in assets:
  Other assets                                                          (41,355)          12,850
Increase (decrease) in liabilities:
  Accounts payable and accrued expenses                                 125,749          (37,244)
                                                                 --------------   --------------

   Total adjustments                                                   (579,513)         (74,112)
                                                                 --------------   --------------

Net cash used in operating activities                                  (334,215)        (349,606)
                                                                 --------------   --------------

Cash flows used by investing activities
  Cash paid for investments                                          (1,474,509)        (296,212)
                                                                 --------------   --------------


Cash flows from financing activities

  Proceeds from convertible and portfolio loans                              --          325,000
  Proceeds from (repayments of) notes payable                          (101,691)          (3,134)
  Proceeds from subscription receivable                                      --           14,750
  Proceeds from (repayments of) officer loan                           (165,967)          (4,013)
  Obligation to repurchase shares                                        63,000               --
  Proceeds from issuance of common stock                              2,057,039          350,000
                                                                 --------------   --------------

Net cash provided by financing activities                             1,852,381          682,603
                                                                 --------------   --------------

Net increase (decrease) in cash                                          43,657           36,785

Cash, beginning of period                                                 2,151              812
                                                                 --------------   --------------

Cash, end of period                                                      45,808           37,597
                                                                 ==============   ==============

Supplemental disclosure of cash flow information:

  Interest                                                       $           --   $       15,000
                                                                 ==============   ==============

  Income taxes                                                   $           --   $           --
                                                                 ==============   ==============

                             STARINVEST GROUP, INC.

                            STATEMENT OF INVESTMENTS

                                  JUNE 30, 2005


     COMPANY                                   COST       VALUE
------------------------------------------------------------------------------
1) AGI PARTNERS                 PRIVATE       243,226     243,226  EQUITY & LOAN

2) AMAZON BIOTECH INC         PUBLIC AMZB      15,000      11,600     EQUITY

3) ASIA PAYMENT SYSTEMS       PUBLIC APYM     100,000     147,761     EQUITY

4) FOOD PRODUCTS, INC           PRIVATE        10,814           0      LOAN

5) GOIP GLOBAL, INC             PRIVATE       107,836     107,836  EQUITY & LOAN

6) MAGNETECH CORP               PRIVATE       800,000     800,000      LOAN

7) MAXPLANET CORP             PUBLIC MXNT     206,750     206,750  EQUITY & LOAN

8) NET2AUCTION                PUBLIC NAUC     100,000     750,000     EQUITY

9) NEW LIFE SCIENTIFIC        PUBLIC NWLF      80,926     295,286     EQUITY

10) PREMIER INDEMNITY           PRIVATE       125,000     125,000     EQUITY

11) SECUREX LLC                 PRIVATE       140,000     140,000  EQUITY & LOAN

12) SUNCOAST NATURALS         PUBLIC SNTL      35,000      35,000      LOAN

13) WESTERN ROSES               PRIVATE       150,000     150,000      LOAN

14) WIRELESS, INK               PRIVATE        50,000      50,000      LOAN

                                 TOTAL     $2,151,977  $3,062,460

                        Notes to the Financial Statements
                                  June 30, 2005

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position as of June 30, 2005, and the results of operations and cash flows for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These financial statements should be read in conjunction with the audited financial statements and related notes and schedules included in the Company's 2004 Annual Report filed on Form 10-K dated December 31, 2004. The results of operations for the periods ended June 30, 2005 and 2004 are not necessarily indicative of the operating results for the full years.

StarInvest Group, Inc. ("STIV" or the "Company") is a specialty investment company principally providing capital to small- and medium-sized technology companies. The Company intends to focus its portfolio in the following technology sectors: software, Internet, IT services, media, telecommunications, semiconductors, hardware and technology-enabled services. As of June 30, 2005, we have invested approximately $2,151,977 in 14 portfolio companies. Our investment objective is to maximize the portfolio's total return by investing in the debt and/or equity securities of technology-related companies. We also seek to provide our stockholders with current income on investments in debt securities and long-term capital growth through the appreciation in the value of warrants or other equity instruments that we may receive when we make debt or equity investments.

NOTE 2 - INVESTMENTS

During the period from our initial election in March 2004 through June 30, 2005, the Company has made fourteen investments in target companies that total approximately $2,151,977 in funded capital with a current valuation of $3,078,107. We have completed the following transactions since our election to be a Business Development Company:

Portfolio Company                         Cost          Value
--------------------------------------------------------------
1) AGI Partners            Private       243,226       243,226     Equity & Loan
2) Amazon Biotech             AMZB        15,000        11,600     Equity
3) Asia Payment               APYM       100,000       147,761     Equity
4) Food Product            Private        10,814             0     Loan
5) GoIP Global, Inc.       Private       107,836       107,836     Equity & Loan
6) Magnetech Corp          Private       800,000       800,000     Loan
7) Maxplanet Corp.            MXNT       206,750       206,750     Equity & Loan
8) Net2Auction                NAUC       100,000       750,000     Equity
9) New Life                   NWLF        80,926       295,286     Equity
10) Premier Indem          Private       125,000       125,000     Equity
11) SecureX LLC            Private       140,000       140,000     Equity & Loan
12) Suncoast Nat              SNTL        35,000        35,000     Loan
13) Western Roses          Private       150,000       150,000     Loan
14) Wireless, Ink          Private        50,000        50,000     Loan

                         Total        $2,151,977    $3,062,460

We currently are evaluating several companies in which we may decide to invest. However, there can be no assurance or certainty when or if these transactions will close.

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

NOTE 3 - EQUITY TRANSACTIONS

In May 2005, the Company filed a Regulation E Offering to sell up to $5,000,000 worth of the Company's common stock.

In May and June 2005, the Company issued 616,333 shares of the Company's common stock as per its Regulation E Offering Circular for a net amount of $90,550.

NOTE 4 - LOANS PAYABLE

Kentan Ltd (2)                        $ 79,125  ($25,000 paid in August 2005)
Oyen (1)                                58,947
Janett Diller                           50,000
New Canaan Partners, Ltd (3)           202,500
                                      --------
Total                                 $390,572
                                      --------

(1) A note in the principal amount of $50,000 was due in September 2001. The note bears interest at 24% per annum and is currently in default. Interest and penalties have been accrued. In September, the Company defaulted on an agreed monthly repayment plan. Based on the settlement agreement, the note holder has the right to file a Confession of Judgment against the Company and Isaac Sutton its CEO. The Company is making payments and the enforcement of the Judgment has been stayed.

(2)The Company has agreed to a repayment schedule for an outstanding note to Kentan Ltd. Original notes were for $125,000. Beginning in April 2005 the note is to be paid in four quarterly payments. Next payment is due in October 2005.

(3) Notes in the principal amount of $500,000 were due to New Canaan Partners, Ltd a company that is controlled by certain shareholders of the Company. The notes were due on various dates through July 2003, and bore interest at 15% per annum. The notes were collateralized by all of the assets of the Company. On December 31, 2002, the Company issued 238,095 restricted common shares to the note holders in consideration of converting debt in the amount of $325,540 and accrued interest through December 31, 2002 of $52,996. The shares issued have been valued at their fair market value of $.01 on the date of issuance. The remaining balance of $187,500 is payable on December 31, 2004 with interest of 8% per annum payable each December 31. At December 31, 2004, accrued interest related to this note amounted to $15,000 and is included in the loan payable amount. This note has been extended.

NOTE 5 - SUBSEQUENT EVENTS

In July the Company issued 2,000,000 shares of the Company's Common stock as per their REG E Offering Circular for a net amount of $500,000.

In July, Isaac H. Sutton, the Company's CEO, and 2 other preferred shareholders owning 5,600,000 preferred shares, converted their stock to 5,600,000 restricted common shares.

In June 2005, the Company's Board of Directors declared a dividend to all common shareholders of record as of June 30, 2005, of a distribution of shares of its Portfolio Company, GoIP Global, Inc. For every 2 shares of Company shares owned, the shareholders will receive 1 share of GoIP Global, Inc. The share distribution is scheduled to take place on August 31, 2005.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States of America ("GAAP"). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. Valuations based on estimates are reviewed by us for reasonableness and conservatism on a consistent basis. Primary areas where our financial information is subject to the use of estimates, assumptions and the application of judgment include acquisitions, valuation of investments, and the realizability of deferred tax assets. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions.

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

INCOME TAXES

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We regularly review our deferred tax assets for recoverability and establish a valuation allowance based upon historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. As of June 30, 2005, we estimated the allowance on net deferred tax assets to be one hundred percent of the net deferred tax assets.

VALUATION OF INVESTMENTS

As required by ASR 118, our investment committee is required to assign a fair value to all investments. To comply with Section 2(a) (41) of the Investment Company Act and Rule 2a-4 under the Investment Company Act, it is incumbent upon the board of directors to satisfy themselves that all appropriate factors relevant to the value of securities for which market quotations are not readily available have been considered and to determine the method of arriving at the fair value of each such security. To the extent considered necessary, the board may appoint persons to assist them in the determination of such value, and to make the actual calculations pursuant to the board's direction. The board must also, consistent with this responsibility, continuously review the appropriateness of the method used in valuing each issue of security in our portfolio. The directors must recognize their responsibilities in this matter and whenever technical assistance is requested from individuals who are not directors, the findings of such intervals must be carefully reviewed by the directors in order to satisfy themselves that the resulting valuations are fair.

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

The board has arrived at the following valuation method for its investments. Where there is not a readily available source for determining the market value of any investment, either because the investment is not publicly traded, or is thinly traded, and in the absence of a recent appraisal, the value of the investment shall be based on the following criteria:

1. Total amount of our actual investment ("AI"). This amount shall include all loans, purchase price of securities, and fair value of securities given at the time of exchange.

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

o Under both scenarios, the value of the investment shall be adjusted down if there is a reasonable expectation that we will not be able to recoup the investment or if there is reasonable doubt about the investments ability to continue as a going concern.

We have not retained independent appraisers to assist in the valuation of the portfolio investments because the cost was determined to be prohibitive for the current levels of investments.

OUR STRATEGY

We are a specialty investment company principally providing capital to small and medium-sized technology companies. We intend to focus our portfolio in the following technology sectors: software, Internet, IT services, media, telecommunications, semiconductors, hardware and technology-enabled services. As of December 31, 2004 and June 30, 2005, we had invested approximately $911,000 in 8 portfolio companies, and approximately $2,151,977 in 14 portfolio companies, respectively. Our investment objective is to maximize our portfolio's total return by investing in the debt and/or equity securities of technology-related companies. We also seek to provide our stockholders with current income on investments in debt securities and long-term capital growth through the appreciation in the value of warrants or other equity instruments that we may receive when we make debt investments or equity investments.

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

We were founded in September 1985 as Gemini Energy Corporation under the laws of the State of Nevada. On January 28, 1994, our name was changed to Nerox Energy Corporation. On April 24, 1998, our name was changed to Nerox Holding Corporation. On December 15, 1998, our name was changed to E*twoMedia.com. As of August 31, 1999, we acquired all of the issued and outstanding shares of common stock of Free Publishing Services Limited. Operations ceased in the fourth quarter of 2000, and we became inactive pursuant to a share purchase agreement with Mintcanyon Business Ltd., entered into on December 29, 2000. We sold all our shares in Free Publishing Services Ltd. in exchange for the assumption of specified assets and liabilities. On December 19, 2000, our name was changed to Exus Networks, Inc. Pursuant to an Agreement and Plan of Reorganization (the "Exchange Agreement") dated January 15, 2001 between us and the shareholders of Exus Networks, Inc., a New York corporation ("Exus"), Isaac H. Sutton became our majority stockholder and our sole director. Upon consummation of the Exchange Agreement, we acquired all of Exus' common stock and the shareholders of Exus received 20,000,000 shares of our common stock. On April 10, 2003, our name was changed to Exus Global, Inc. During 2003, Exus Global was in the process of a complete reorganization, changing its core business from mobile satellite communication to that of a holding company. On March 9, 2004, we filed Form N-54A to elect to be regulated as a business development company under the Investment Company Act of 1940. Our status as a business development company can only be changed by a vote of our shareholders.

We are a Nevada corporation and a closed-end, non-diversified management investment company that has elected to be regulated as a business development company under the Investment Company Act of 1940, as amended (the "1940 Act"). As a business development company, we are required to meet regulatory tests, including the requirement to invest at least 70% of our total assets in eligible portfolio companies. In addition, we have elected to be treated for federal income tax purposes as a regulated investment company, or RIC, under the Internal Revenue Code of 1986 (the "Code").

While we intend to concentrate our investments in technology-related sectors, we may seek other investment opportunities outside these sectors and may also have up to 30% of our assets invested in non-eligible investments. Our headquarters are at 122 East 42nd Street Suite, 2715, New York, New York 10168 and our telephone number is (212) 514-6600.

RESULTS OF OPERATIONS

Three months and six months ended June 30, 2005 compared to three months and six months ended June 30, 2004

During the 3 months ended June 30, 2005, we had a net increase in net assets of $375,488, compared to a net decrease in net assets of ($194,902) during the same quarter of 2004. The net increase in net assets in 2005 resulted from the net change in unrealized appreciation of $663,907 and expenses of $308,145.

Operating expenses were $308,145 and $274,902 for the quarters ended June 30, 2005 and 2004, respectively.

Operating expenses in the quarter ended June 30, 2005 included approximately $92,000 in "Professional Fees" which included accounting, legal and consulting fees. Additionally, interest expense for the quarter ended June 30, 2005 was $0 compared to $150,362 for the quarter ended June 30, 2004. The decrease is attributed to the recording of interest in 2004 related to the beneficial conversion feature of the convertible debentures versus no interest expense in 2005.

During the 6 months ended June 30, 2005,we had a net increase in net assets of $245,298, compared to a net decrease in net assets of ($606,879) during the same period of 2004.

Operating expenses were $438,335 and $706,879 for the six months ended June 30, 2005 and 2004, respectively.

Operating expenses in the six months ended June 30, 2005 included approximately $141,000 in "Professional Fees" which included accounting, legal and consulting fees. Additionally, interest expense for the six months ended June 30, 2005 was $0 compared to $399,070 for the six months ended June 30, 2004.

LIQUIDITY AND CAPITAL RESOURCES

The accompanying financial statements have been prepared in conformity with principles of accounting applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We had a net increase in net assets from operations of $245,298 and have incurred operating losses from inception and have an accumulated deficit of ($9,474,675) as of June 30, 2005. We require additional capital to meet our operating requirements. Management plans to increase cash flows through the sale of securities (see following paragraph below) and, through our on going profitable operations. There are no assurances that such plans will be successful. No adjustments have been made to the accompanying financial statements as a result of this uncertainty.

For the six months ended June 30, 2005, we had used cash in operating activities of $334,215 compared to $349,606 used in operating activities for the six months ended June 30, 2004.

For the six months ended June 30, 2005, we used cash for the purpose of investing in our portfolio companies of $1,474,509.

For the six months ended June 30, 2005, net cash provided by financing activities was $1,852,381 as compared to net cash provided by financing activities of $682,603 for the six months ended June 30, 2004. During the six months ended June 30, 2005, we received proceeds from the issuance of stock totaling $2,057,039.

On May 10, 2005,we filed our second annual notification with the Commission of our intent to raise capital through the issuance of securities exempt from registration under Regulation E of the Securities Act of 1933. This exemption allows us to sell up to $5,000,000 of securities exempt from registration. Through the end of June 2005, we raised $3,224,876 through the sale of 13,443,527 shares of common stock through the use of the Regulation E exemption.

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

We Have Historically Lost Money and Losses May Continue in the Future

We have historically lost money. The loss for our year ending December 31, 2004 was approximately $384,667; and future losses are likely to occur. Accordingly, we may experience significant liquidity and cash flow problems if we are not able to raise additional capital as needed and on acceptable terms. No assurances can be given that we will be successful in reaching or maintaining profitable operations.

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

Our Common Stock is Quoted on the Over-the-Counter Bulletin Board, Which May Make it More Difficult For Investors to Resell Their Shares Due to Suitability Requirements

Our common stock is currently quoted on the Over the Counter Bulletin Board (OTCBB), where we expect it to remain for the foreseeable future. Broker-dealers often decline to trade in OTCBB stocks given that the market for such securities is often limited, the stocks are more volatile, and the risk to investors are greater. These factors may reduce the potential market for our common stock by reducing the number of potential investors. This may make it more difficult for investors in our common stock to sell shares to third parties or to otherwise dispose of them. This could cause our stock price to decline.

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

We depend on the diligence, skill and network of business contacts of our management. Our management, together with other investment professionals, will evaluate, negotiate, structure, close, monitor and service our investments. Our future success will depend to a significant extent on the continued service and coordination of the management team, particularly Isaac H. Sutton, our Chief Executive Officer. The departure of Mr. Sutton could have a material adverse effect on our ability to achieve our investment objective. We do not maintain a key man life insurance policy on Mr. Sutton.

Our financial condition and results of operations will depend on our ability to manage our future growth effectively.

We have a limited operating history. As such, we are subject to the business risks and uncertainties associated with any new business enterprise, including the lack of experience in managing or operating a business development company. Our ability to achieve our investment objective will depend on our ability to grow, which will depend, in turn, on our investment team's ability to identify, analyze, invest in and finance companies that meet our investment criteria. Accomplishing this result on a cost-effective basis is largely a function of our management's structuring of the investment process, its ability to provide competent, attentive and efficient services to us, and our access to financing on acceptable terms. As we grow, we will need to hire, train, supervise and manage new employees. Failure to manage our future growth effectively could have a material adverse effect on our business, financial condition and results of operations.

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

Regulations governing our operation as a business development company affect our ability to, and the way in which we, raise additional capital, which may expose us to risks, including the typical risks associated with leverage.

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

We will be subject to corporate-level income tax if we are unable to qualify as an RIC.

To remain entitled to the tax benefits accorded RICs under the Code, we must meet certain income source, asset diversification and annual distribution requirements. The annual distribution requirement for an RIC is satisfied if we distribute at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, to our stockholders on an annual basis. Because we may use debt financing in the future, we may be subject to certain asset coverage ratio requirements under the 1940 Act and financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to satisfy the annual distribution requirement. If we are unable to obtain cash from other sources, we may fail to qualify for special tax treatment as an RIC and, thus, may be subject to corporate-level income tax on all our income. To qualify as an RIC, we must also meet certain asset diversification requirements at the end of each calendar quarter. Failure to meet these tests may result in our having to dispose of certain investments quickly in order to prevent the loss of RIC status. Because most of our investments will be in private companies, any such dispositions could be made at disadvantageous prices and may result in substantial losses. If we fail to qualify as an RIC for any reason and remain or become subject to corporate income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions. Such a failure would have a material adverse effect on us and our stockholders.

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

If we are to maintain our status as a business development company, we must not acquire any assets other than "qualifying assets" unless, at the time of and after giving effect to such acquisition, at least 70% of our total assets are qualifying assets. If we acquire debt or equity securities from an issuer that has outstanding marginable securities at the time we make an investment, these acquired assets cannot be treated as qualifying assets. This result is dictated by the definition of "eligible portfolio company" under the 1940 Act, which in part looks to whether a company has outstanding marginable securities. For a more detailed discussion of the definition of an "eligible portfolio company" and the marginable securities requirement, see the section entitled "Regulation as a Business Development Company." Amendments promulgated in 1998 by the Federal Reserve expanded the definition of a marginable security under the Federal Reserve's margin rules to include any non-equity security. Thus, any debt securities issued by any entity are marginable securities under the Federal Reserve's current margin rules. As a result, the staff of the SEC has raised the question to the business development company industry as to whether a private company that has outstanding debt securities would qualify as an "eligible portfolio company" under the 1940 Act. The SEC has recently issued proposed rules to correct the unintended consequence of the Federal Reserve's 1998 margin rule amendments of apparently limiting the investment opportunities of business development companies. In general, the SEC's proposed rules would define an eligible portfolio company as any company that does not have securities listed on a national securities exchange or association. We are currently in the process of reviewing the SEC's proposed rules and assessing their impact, to the extent such proposed rules are subsequently approved by the SEC, on our investment activities. We do not believe that these proposed rules will have a material adverse effect on our operations. If the proposed rule changes to not occur as drafted, our ability to invest in companies presently contemplated could be adversely affected and we may have difficulty in locating suitable "eligible" investments.

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

Although a prospective portfolio company's assets are one component of our analysis when determining whether to provide debt capital, we generally do not base an investment decision primarily on the liquidation value of a company's balance sheet assets. Instead, given the nature of the companies that we invest in, we also review the company's historical and projected cash flows, equity capital and "soft" assets, including intellectual property (patented and non-patented), databases, business relationships (both contractual and non-contractual) and the like. Accordingly, considerably higher levels of overall risk will likely be associated with our portfolio compared with that of a traditional asset-based lender whose security consists primarily of receivables, inventories, equipment and other tangible assets. Interest rates payable by our portfolio companies may not compensate for these additional risks. Specifically, investment in the technology-related companies that we are targeting involves a number of significant risks, including:

     o these companies may have limited financial resources and may be unable to meet their obligations under their debt securities that we hold, which may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of us realizing any value from the liquidation of such collateral;

     o they typically have limited operating histories, narrower product lines and smaller market shares than larger businesses, which tend to render them more vulnerable to competitors' actions and market conditions, as well as general economic downturns;

     o because they tend to be privately owned, there is generally little publicly available information about these businesses;

     o they are more likely to depend on the management talents and efforts of a small group of persons; therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on our portfolio company and, in turn, on us; and

     o they generally have less predictable operating results, may from time to time be parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence, and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position.

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

The trading price of our common stock may fluctuate substantially. Many factors relating to the price of our common stock are beyond our control and may not be directly related to our operating performance. These factors include, but are not limited to, the following:

     o price and volume fluctuations in the overall stock market from time to time;

     o significant volatility in the market price and trading volume of securities of regulated investment companies, business development companies or other financial services companies;

     o changes in regulatory policies or tax guidelines with respect to regulated investment companies or business development companies;

     o actual or anticipated changes in our earnings or fluctuations in our operating results or changes in the expectations of securities analysts;

     o    general economic conditions and trends;

     o    loss of a major funding source; or

     o    departures of key personnel.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have invested in small and medium-sized companies, and our investments are considered speculative in nature. Our investments often include securities that are subject to legal or contractual restrictions on resale that adversely affect the liquidity and marketability of such securities. As a result, we are subject to risk of loss that may prevent our stockholders from achieving price appreciation and dividend distributions. The portion of our portfolio consisting of investments in private companies is also subject to valuation risk. We value our privately held investments based on a determination of their fair value made in good faith by our board of directors on a quarterly basis in accordance with our established guidelines. In the absence of a readily ascertainable market value, the estimated values of our investments may differ significantly from the values that would exist if a ready market for these securities existed. Any changes in valuation are recorded in our statements of operations as "Net unrealized gain (loss) on investments."

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

ITEM 4. CONTROLS AND PROCEDURES

a) Evaluation of disclosure controls and procedures.

Our Chief Executive Officer and Chief Financial Officer (collectively the "Certifying Officers") maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management timely. The Certifying Officers have concluded that the disclosure controls and procedures are effective at the "reasonable assurance" level. Under the supervision and with the participation of management, as of June 30, 2005, the Certifying Officers evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule [13a-15(e)/15d-15(e)] under the Exchange Act). Furthermore, the Certifying Officers concluded that our disclosure controls and procedures in place were designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported on a timely basis in accordance with applicable Commission rules and regulations; and
(ii) accumulated and communicated to our management, including our Certifying Officers and other persons that perform similar functions, if any, to allow us to make timely decisions regarding required disclosure in our periodic filings.

(b) Changes in internal controls.

Our Certifying Officers have indicated that there were no changes in our internal controls or other factors that could affect such controls during the quarter ending June 30, 2005, and there were no such control actions taken during the quarterly period ending June 30, 2005.

                           PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

Farsedakis vs. the Company has received a default judgment by a former consultant for services performed for $71,414.55. The default judgment was based upon a breach of contract claim between the Plaintiff and the Company. The judgment has been recorded in our Accounts Payable.

In October 2004, we were served, and our directors were served with documents naming the Company as defendants with a $40,000 default judgment for not answering an information subpoena, regarding Isaac Sutton its CEO. We intend to take the appropriate legal action to dismiss the judgment and provide the information requested.

On February 18, 2004, William Oyen and Carolyn Oyen filed a lawsuit entitled "William Oyen and Carolyn Oyen v. Exus Global Networks f/k/a Exus Networks, Inc. and Isaac Sutton". United States District Court Southern District of New York case no. 04-CV-01327, against us and Isaac Sutton, for failure to pay a promissory note of $50,000, personally guaranteed by Isaac Sutton. A settlement was reached whereby the Company entered into a monthly payment plan and issued a confession of Judgment in the event of default, In September 2004, the Company defaulted on an agreed monthly repayment of a $53,000 note. Based on the prior settlement agreement the Creditor has the right to file a Confession of Judgment against the Company and Isaac Sutton its CEO. In March and August 2005 the Company paid $30,000 and received a 90 day moratorium on the judgment.

Kentan Limited Corporation, a holder of a convertible note for $125,000 began litigation for payment, the case was settled on April 5, 2005 in the Southern District of New York, whereby the company agreed to a confession of judgment and is required to pay $25,000 quarterly until the debit is paid. In April and August 2005 the company paid a total $50,000. All conversion rights have been cancelled. The stipulation settling the action contains the usual and customary clauses such as notice and cure provisions, default provisions and the issuance of releases upon satisfactory fulfillment of the terms of the stipulation of settlement.

Other than as stated above, we do not know of any material legal proceedings pending or threatened, or judgments entered against any of our directors or dfficers in their capacity as such.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

In May and June the Company issued 616,333 shares of the Company's Common stock as per their REG E Offering Circular for a net amount of $90,550.

ITEM 3. Defaults Upon Senior Securities

None

ITEM 4. Submission of Matters to Vote of Security Holders

None

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

Date: August 18, 2005                      /s/ Isaac H Sutton
                                           Isaac H Sutton
                                           Chief

Executive Officer