Form 10-Q
period 2005-09-30
STARINVEST GROUP, INC.
filed 2005-11-15
CIK 810270

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

               [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF
                    THE SECURITIES AND EXCHANGE ACT OF 1934.

                     For the period ended September 30, 2005
                                       or

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.

            For the transition period from __________ to ____________

                         COMMISSION FILE NUMBER: 0-18049

                             StarInvest Group, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Nevada                                          91-1317131
-------------------------------                         ---------------
(State of other jurisdiction of                          (IRS Employer
 incorporation or organization)                          Identification


               122 East 42nd Street Suite 2715 New York, NY 10168
              ----------------------------------------------------
               (Address of principal executive offices) (Zip Code)
                     Issuer's Telephone Number: 212-514-6600

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

State the number of shares outstanding of each of the issuer's classes of common equity, as the latest practicable date: There were 25,027,292 shares of the Registrant's common stock issued and outstanding as of November 8, 2005.

                             StarInvest Group, Inc.

                                    FORM 10-Q

                    QUARTERLY PERIOD ENDED September 30, 2005

                                TABLE of CONTENTS

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements                                                  3

Balance Sheet September 30, 2005(Unaudited) and December 31, 2004              3

Statements of Operations (Unaudited) For the Three Months and
Nine Months Ended September 30, 2005 and 2004                                4-5

Statements of Cash Flows (Unaudited) For the Nine Months Ended
September 30, 2005 and 2004                                                    6

Notes to Financial Statements                                                  8

Item 2 - Management's Discussion and Analysis of Financial
Condition and Results of Operations                                           12

Item 3 - Quantitative and Qualitative Disclosures about
Market Risk                                                                   27

Item 4 - Controls and Procedures                                              28

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings                                                    28

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds          29

Item 3 - Default upon Senior Securities                                       29

Item 4 - Submission of Matters to a Vote of Security Holders                  29

Item 5 - Other Information                                                    30

Item 6 - Exhibits                                                             30

Signatures                                                                    31

               STARINVEST GROUP, INC. (FORMERLY EXUS GLOBAL, INC.)
                                  BALANCE SHEET
                  AS OF SEPTEMBER 30, 2005 & DECEMBER 31, 2004

                                                                                2005              2004
                                                                            ------------      ------------
ASSETS                                                                       (unaudited)        (audited)
   Current Assets
       Cash                                                                 $    114,820      $      2,151
        Interest Receivable                                                       28,601                --
                                                                            ------------      ------------
         Total current assets                                                    143,421             2,151
   Loans and investments (cost of $2,079,077 & $677,468)                       2,939,275           911,469
   Other Assets                                                                   26,207               500
                                                                            ------------      ------------
         Total assets                                                       $  3,108,903      $    914,120
                                                                            ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities
       Accounts payable and accrued expenses                                $    340,483      $    280,781
       Due to officer                                                                 --           175,967
       Loans payable                                                             343,730           492,263
                                                                            ------------      ------------
         Total current liabilities                                               684,213           949,011
                                                                            ------------      ------------
       Obligation to repurchase shares                                            45,000                --
                                                                            ------------      ------------
   Stockholders' equity
      Series A preferred stock, no par value; 10,000,000
       shares authorized; 10,000 and no shares issued and outstanding                 --                --
      Series B preferred stock, $.001 par value; 10,000,000 shares authorized; 4,400,000 and 10,000,000 shares issued
       and outstanding, respectively                                               4,400            10,000
      Common stock, $.001 par value, 900,000,000 shares
       authorized; 22,910,625 and 729,290 shares issued
       and outstanding, respectively                                              22,910               729
      Additional paid-in-capital                                              12,418,385         9,674,354
      Stock subscription receivable                                             (396,500)               --
      Accumulated deficit                                                     (9,669,505)       (9,719,974)
                                                                            ------------      ------------
         Total stockholders' equity (deficit)                                  2,379,690           (34,891)
                                                                            ------------      ------------
         Total liabilities and stockholders' equity                         $  3,108,903      $    914,120
                                                                            ============      ============
       Net asset value per common share                                     $       0.09      $      (0.05)
                                                                            ============      ============

               STARINVEST GROUP, INC. (FORMERLY EXUS GLOBAL,INC.)
                             STATEMENT OF OPERATIONS
                    FOR THE THREE MONTHS ENDED SEPTEMBER 30,

                                                                        2005              2004
                                                                    ------------      ------------
                                                                     (unaudited)       (unaudited)
Operations:
   Interest and dividends                                           $     12,792      $     81,500
                                                                    ------------      ------------
   Gross profit                                                           12,792            81,500
                                                                    ------------      ------------
   Expenses:
       General and administrative                                        137,794            93,017
        Interest Expense                                                   6,162            11,250
                                                                    ------------      ------------
   Total expenses                                                        143,956           104,267
                                                                    ------------      ------------
   Loss before other income (expenses)                                  (131,164)          (22,767)
                                                                    ------------      ------------
Net Realized and Unrealized Gains (Losses):
       Net change in unrealized appreciation or depreciation             (63,666)         (130,385)
                                                                    ------------      ------------
   Total net gains                                                       (63,666)         (130,385)
                                                                    ------------      ------------
Net increase (decrease) in net assets resulting from operations     $   (194,830)     $   (153,152)
                                                                    ============      ============
    Basic earnings (loss) per common share                          $      (0.01)     $      (0.54)
                                                                    ============      ============
    Diluted earnings (loss) per common share                        $      (0.01)     $      (0.54)
                                                                    ============      ============
   Weighted average common shares outstanding - basic                 21,258,277           282,616
                                                                    ============      ============
   Weighted average common shares outstanding - diluted               25,658,277           282,616
                                                                    ============      ============

               STARINVEST GROUP, INC. (FORMERLY EXUS GLOBAL,INC.)
                             STATEMENT OF OPERATIONS
                     FOR THE NINE MONTHS ENDED SEPTEMBER 30,

                                                                        2005              2004
                                                                    ------------      ------------
                                                                     (unaudited)       (unaudited)
Operations:
   Interest and dividends                                           $     28,601      $    181,500
                                                                    ------------      ------------
   Gross profit                                                           28,601           181,500
                                                                    ------------      ------------
   Expenses:
       General and administrative                                        576,129           400,826
        Interest Expense                                                   6,162           410,320
                                                                    ------------      ------------
   Total expenses                                                        582,291           811,146
                                                                    ------------      ------------
   Loss before other income (expenses)                                  (553,690)         (629,646)
                                                                    ------------      ------------
Net Realized and Unrealized Gains (Losses):
       Net realized gains                                                  3,917                --
       Net change in unrealized appreciation or depreciation             600,241           201,000
                                                                    ------------      ------------
   Total net gains                                                       604,158           201,000
                                                                    ------------      ------------
Net increase (decrease) in net assets resulting from operations     $     50,468      $   (428,646)
                                                                    ============      ============
    Basic earnings (loss) per common share                          $       0.00      $      (2.59)
                                                                    ============      ============
    Diluted earnings (loss) per common share                        $       0.00      $      (2.59)
                                                                    ============      ============
   Weighted average common shares outstanding - basic                 16,947,906           165,485
                                                                    ============      ============
   Weighted average common shares outstanding - diluted               21,347,906           165,485
                                                                    ============      ============

                STARINVEST GROUP,INC. (FORMERLY EXUS GLOBAL,INC.)
                            STATEMENTS OF CASH FLOWS
                     FOR THE NINE MONTHS ENDED SEPTEMBER 30,

                                                                       2005             2004
                                                                    -----------      -----------
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations          50,468      $  (428,646)
                                                                    -----------      -----------
Adjustments to reconcile net loss to net cash used in
 operating activities:
  Net unrealized (gain) loss in investments                            (600,241)        (201,000)
  Interest expense                                                        6,162           10,000
  Director expense                                                           --            8,750
  Common stock issued for anti-dilutive rights                               --          130,000
  Other income from reduction of debt                                        --         (181,500)
  Beneficial conversion                                                      --          241,667
Changes in assets and liabilites:
  (Increase) decrease in assets:
  Other assets                                                          (54,308)          12,850
Increase (decrease) in liabilities:
  Accounts payable and accrued expenses                                  59,702          (21,924)
                                                                    -----------      -----------
   Total adjustments                                                   (588,685)          (1,157)
                                                                    -----------      -----------
Net cash used in operating activities                                  (538,217)        (429,803)
                                                                    -----------      -----------
Cash flows used by investing activities
  Cash paid for investments                                          (1,401,609)        (364,469)
                                                                    -----------      -----------
Cash flows from financing activities
  Proceeds from convertible and portfolio loans                              --          325,000
  Repayments of notes payable                                          (148,533)          (6,268)
  Proceeds from subscription receivable                                  76,000           14,750
  Proceeds from (repayments of) officer loan                           (175,967)          34,143
  Payment to repurchase shares                                          (30,000)              --
  Obligation to repurchase shares                                        45,000               --
  Proceeds from issuance of common stock                              2,285,995          426,000
                                                                    -----------      -----------
Net cash provided by financing activities                             2,052,495          793,625
                                                                    -----------      -----------
Net increase (decrease) in cash                                         112,669             (647)
Cash, beginning of period                                                 2,151              812
                                                                    -----------      -----------
Cash, end of period                                                     114,820              165
                                                                    ===========      ===========
Supplemental disclosure of cash flow information:
  Interest                                                          $     6,162      $    10,000
                                                                    ===========      ===========
  Income taxes                                                      $        --      $        --
                                                                    ===========      ===========

                             STARINVEST GROUP, INC.
                            STATEMENT OF INVESTMENTS
                               SEPTEMBER 30, 2005

     COMPANY                 COST           VALUE
--------------------------------------------------------------------------------
1) AGI PARTNERS           PRIVATE         354,357       354,357    EQUITY & LOAN

2) AMAZON BIOTECH INC     PUBLIC AMZB      15,000         2,600    EQUITY

3) FOOD PRODUCTS, INC     PRIVATE          10,814             0    LOAN

4) GOIP GLOBAL, INC       PRIVATE         140,549       140,549    EQUITY & LOAN

5) MAGNETECH CORP         PRIVATE         800,000       800,000    LOAN

6) MAXPLANET CORP         PUBLIC MXNT     206,750       206,750    EQUITY & LOAN

7) NET2AUCTION            PUBLIC NAUC      15,000       900,000    EQUITY

8) NEW LIFE SCIENTIFIC    PUBLIC NWLF      26,607       165,019    EQUITY

9) PREMIER INDEMNITY      PRIVATE         125,000       125,000    EQUITY

10) SECUREX LLC           PRIVATE         140,000             0    EQUITY & LOAN

11) SUNCOAST NATURALS     PUBLIC SNTL      35,000        35,000    LOAN

12) WESTERN ROSES         PRIVATE         150,000       150,000    LOAN

13) WIRELESS, INK         PRIVATE          60,000        60,000    LOAN
                                       ----------    ----------

                          TOTAL        $2,079,077    $2,939,275

Notes to the Financial Statements September 30, 2005

Notes to the Financial Statements September 30, 2005

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2005, and the results of operations and cash flows for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These financial statements should be read in conjunction with the audited financial statements and related notes and schedules included in the Company's 2004 Annual Report filed on Form 10-K dated December 31, 2004. The results of operations for the periods ended September 30, 2005 and 2004 are not necessarily indicative of the operating results for the full years.

StarInvest Group, Inc. ("STIV" or the "Company") is a specialty investment company principally providing capital to small- and medium-sized technology companies. The Company intends to focus its portfolio in the following technology sectors: software, Internet, IT services, media, telecommunications, semiconductors, hardware and technology-enabled services. As of September 30, 2005, we have invested approximately $2,079,077 in 13 portfolio companies. Our investment objective is to maximize the portfolio's total return by investing in the debt and/or equity securities of technology-related companies. We also seek to provide our stockholders with current income on investments in debt securities and long-term capital growth through the appreciation in the value of warrants or other equity instruments that we may receive when we make debt or equity investments.

NOTE 2 - INVESTMENTS

During the period from our initial election in March 2004 through September 30, 2005, the Company has made 13 investments in target companies that total approximately $2,079,077 in funded capital with a current valuation of $2,939,275. We have completed the following transactions since our election to be a Business Development Company:

Portfolio Company                        Cost        Value
--------------------------------------------------------------------------------
1) AGI Partners          Private        354,357       354,357     Equity & Loan
2) Amazon Biotech        AMZB            15,000         2,600     Equity
3) Food Product          Private         10,814             0     Loan
4) GoIP Global, Inc.     Private        140,549       140,549     Equity & Loan
5) Magnetech Corp        Private        800,000       800,000     Loan
6) Maxplanet Corp.       MXNT           206,750       206,750     Equity & Loan
7) Net2Auction           NAUC            15,000       900,000     Equity
8) New Life              NWLF            26,607       165,019     Equity
9) Premier Indem         Private        125,000       125,000     Equity
10) SecureX LLC          Private        140,000           0       Equity & Loan
11) Suncoast Nat         SNTL            35,000        35,000     Loan
12) Western Roses        Private        150,000       150,000     Loan
13) Wireless, Ink        Private         60,000        60,000     Loan
                                        ----------------------
                         Total       $2,079,077    $2,939,275

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

In July 2005, the Company issued 1,600,000 shares of the Company's common stock as per its Regulation E Offering Circular for a net amount of $200,000.

In August 2005, the Company issued 516,667 shares of the Company's common stock as per its Regulation E Offering Circular for a net amount of $62,000.

In September 2005, the Company issued 1,281,667 shares of the Company's common stock as per its Regulation E Offering Circular for a net amount of $152,700.

In July 2005, Isaac H. Sutton, the Company's CEO and two other preferred shareholders totaling 5,600,000 Preferred Shares converted their stock to 5,600,000 Restricted Common Stock.

NOTE 4 - LOANS PAYABLE

              Kentan Ltd (2)                        $ 60,286
              Oyen (1)                                48,947
              New Canaan Partners, Ltd (3)           202,500
              Related party loans                     31,997
                                                    --------
              Total                                 $343,730
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

(2)The Company has agreed to a repayment schedule for an outstanding note to Kentan Ltd. Original notes were for $125,000. Beginning in April 2005 the balance of the note is to be paid in four quarterly payments. As of November 8, 2005 a total of $75,000 was paid. Last payment of $35,286 is due on January 10, 2006.

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


NOTE 5 - SUBSEQUENT EVENTS

In October and November the Company issued 1,116,667 shares of the Company's Common stock as per their REG E Offering Circular for a net amount of $128,000.

In October, 4 preferred shareholders owning 1,000,000 preferred shares, converted their stock to 1,000,000 restricted common shares.

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

INCOME TAXES

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We regularly review our deferred tax assets for recoverability and establish a valuation allowance based upon historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. As of September 30, 2005, we estimated the allowance on net deferred tax assets to be one hundred percent of the net deferred tax assets.

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

OUR STRATEGY

We are a specialty investment company principally providing capital to small and medium-sized technology companies. We intend to focus our portfolio in the following technology sectors: software, Internet, IT services, media, telecommunications, semiconductors, hardware and technology-enabled services. As of December 31, 2004 and September 30, 2005, we had invested approximately $911,000 in 8 portfolio companies, and approximately $2,079,077 in 13 portfolio companies, respectively. Our investment objective is to maximize our portfolio's total return by investing in the debt and/or equity securities of technology-related companies. We also seek to provide our stockholders with current income on investments in debt securities and long-term capital growth through the appreciation in the value of warrants or other equity instruments that we may receive when we make debt investments or equity investments.

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

RESULTS OF OPERATIONS

Three months and nine months ended September 30, 2005 compared to three months and nine months ended September 30, 2004

During the 3 months ended September 30, 2005, we had a net decrease in net assets of ($194,830), compared to a net decrease in net assets of ($ 153,152) during the same quarter of 2004. The net decrease in net assets in 2005 resulted from the net change in unrealized appreciation of ($63,666) and expenses of $143,956.

Operating expenses were $143,956 and $104,267 for the quarters ended September 30, 2005 and 2004, respectively.

Operating expenses in the quarter ended September 30, 2005 included approximately $32,608 in "Professional Fees" which included accounting, legal and consulting fees. Additionally, interest expense for the quarter ended September 30, 2005 was $6,162 compared to $11,250 for the quarter ended September 30, 2004. The decrease is attributed to the recording of interest in 2004 related to the beneficial conversion feature of the convertible debentures versus interest expense to settle an outstanding debt in 2005.

During the 9 months ended September 30, 2005,we had a net increase in net assets of $50,468, compared to a net decrease in net assets of ($428,646) during the same period of 2004.

Operating expenses were $576,129 and $400,826 for the nine months ended September 30, 2005 and 2004, respectively.

Operating expenses in the nine months ended September 30, 2005 included approximately $137,335 in "Professional Fees" which included accounting, legal and consulting fees. Additionally, interest expense for the nine months ended September 30, 2005 was $6,162 compared to $410,320 for the nine months ended September 30, 2004.

LIQUIDITY AND CAPITAL RESOURCES

The accompanying financial statements have been prepared in conformity with principles of accounting applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We had a net increase in net assets from operations of $50,468 and have incurred operating losses from inception and have an accumulated deficit of ($9,669,505) as of September 30, 2005. We require additional capital to meet our operating requirements. Management plans to increase cash flows through the sale of securities (see following paragraph below) and, through our on going profitable operations. There are no assurances that such plans will be successful. No adjustments have been made to the accompanying financial statements as a result of this uncertainty.

For the nine months ended September 30, 2005, we had used cash in operating activities of $538,217 compared to $429,803 used in operating activities for the nine months ended September 30, 2004.

For the nine months ended September 30, 2005, we used cash for the purpose of investing in our portfolio companies of $1,401,609 compared to $364,469 used for investing activities for the nine months ended September 30, 2004.

For the nine months ended September 30, 2005, net cash provided by financing activities was $2,052,495 as compared to net cash provided by financing activities of $793,625 for the nine months ended September 30, 2004. During the nine months ended September 30, 2005, we received proceeds from the issuance of stock totaling $2,285,995 compared to $426,000 received during the nine months ended September 30, 2004.

On May 10, 2005, we filed our second annual notification with the Commission of our intent to raise capital through the issuance of securities exempt from registration under Regulation E of the Securities Act of 1933. This exemption allows us to sell up to $5,000,000 of securities exempt from registration. Through the end of September 2005, we raised $3,650,376 through the sale of 17,310,625 shares of common stock through the use of the Regulation E exemption.

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

RISK FACTORS

An investment in our securities involves certain risks relating to our structure and investment objectives. The risks set out below are not the only risks we face, and we face other risks, which are not yet predictable. If any of the following risks occur, our business, financial condition and results of operations could be materially adversely affected. In such case, our net asset value and the trading price of our common stock could decline, and you may lose all or part of your investment.

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

Our charter permits our Board of Directors to classify any authorized but unissued shares of preferred stock into one or more classes of preferred stock. We are currently authorized to issue up to 20,000,000 shares of preferred stock, of which 4,400,000 shares are currently issued and outstanding. In the event our Board of Directors opts to classify a portion of our unissued shares of preferred stock into a class of preferred stock, those preferred shares could have a preference over our common stock with respect to dividends and liquidation. The class rights of any preferred shares we may issue could make it more difficult for us to take some actions that may, in the future, be proposed by the Board of Directors and/or the holders of our common stock, such as a merger, exchange of securities, liquidation, or alteration of the rights of a class of our securities, if these actions were perceived by the holders of preferred shares as not in their best interests. The issuance of preferred shares convertible into shares of common stock might also reduce the net income and net asset value per share of our common stock upon conversion. These effects, among others, could have an adverse effect on your investment in our common stock.

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

Our Chief Executive Officer and Chief Financial Officer (collectively the "Certifying Officers") maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management timely. The Certifying Officers have concluded that the disclosure controls and procedures are effective at the "reasonable assurance" level. Under the supervision and with the participation of management, as of September 30, 2005, the Certifying Officers evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule [13a-15(e)/15d-15(e)] under the Exchange Act). Furthermore, the Certifying Officers concluded that our disclosure controls and procedures in place were designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported on a timely basis in accordance with applicable Commission rules and regulations; and (ii) accumulated and communicated to our management, including our Certifying Officers and other persons that perform similar functions, if any, to allow us to make timely decisions regarding required disclosure in our periodic filings.

(b) Changes in internal controls.

Our Certifying Officers have indicated that there were no changes in our internal controls or other factors that could affect such controls during the quarter ending September 30, 2005, and there were no such control actions taken during the quarterly period ending September 30, 2005.



                           PART II. OTHER INFORMATION


ITEM 1. Legal Proceedings

Farsedakis vs. the Company has received a default judgment by a former consultant for services performed for $71,414.55. The default judgment was based upon a breach of contract claim between the Plaintiff and the Company. The judgment has been recorded in our Accounts Payable. As November 15, 2005 the balance due is $40,045.46, which is payable half on December 7, 2005 and half January 7, 2006.

In October 2004, we were served, and our directors were served with documents naming the Company as defendants with a $40,000 default judgment for not answering an information subpoena, regarding Isaac Sutton its CEO. We intend to take the appropriate legal action to dismiss the judgment and provide the information requested.

On February 18, 2004, William Oyen and Carolyn Oyen filed a lawsuit entitled "William Oyen and Carolyn Oyen v. Exus Global Networks f/k/a Exus Networks, Inc. and Isaac Sutton". United States District Court Southern District of New York case no. 04-CV-01327, against us and Isaac Sutton, for failure to pay a promissory note of $50,000, personally guaranteed by Isaac Sutton. A settlement was reached whereby the Company entered into a monthly payment plan and issued a confession of Judgment in the event of default, In September 2004, the Company defaulted on an agreed monthly repayment of a $53,000 note. Based on the prior settlement agreement the Creditor has the right to file a Confession of Judgment against the Company and Isaac Sutton its CEO. To date the Company paid $40,000 and received a 90 day moratorium on the judgment.

Kentan Limited Corporation, a holder of a convertible note for $125,000 began litigation for payment, the case was settled on April 5, 2005 in the Southern District of New York, whereby the company agreed to a confession of judgment and is required to pay quarterly until the debit is paid. As of November 8, 2005 a total of $75,000 was paid. Last payment of $35,286 is due on January 10, 2006. All conversion rights have been cancelled. The stipulation settling the action contains the usual and customary clauses such as notice and cure provisions, default provisions and the issuance of releases upon satisfactory fulfillment of the terms of the stipulation of settlement.

Other than as stated above, we do not know of any material legal proceedings pending or threatened, or judgments entered against any of our directors or officers in their capacity as such.


ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds


In July 2005, the Company issued 1,600,000 shares of the Company's common stock as per its Regulation E Offering Circular for a net amount of $200,000.

In August 2005, the Company issued 516,667 shares of the Company's common stock as per its Regulation E Offering Circular for a net amount of $62,000.

In September 2005, the Company issued 1,281,667 shares of the Company's common stock as per its Regulation E Offering Circular for a net amount of $152,700.

In July 2005, Isaac H. Sutton, the Company's CEO and two other preferred shareholders totaling 5,600,000 Preferred Shares converted their stock to 5,600,000 Restricted Common Stock.

ITEM 3. Defaults Upon Senior Securities

None


ITEM 4. Submission of Matters to Vote of Security Holders

None

ITEM 5. Other Information

On September 1, 2005 a stock dividend was distributed to all StarInvest shareholders of record as of June 30, 2005. All Shareholders of record have received one (1) share of GoIP Global, Inc. for every two (2) shares of StarInvest Group, Inc. GoIP Global, Inc. is in the process of having the Company registered to be traded publicly.


GoIP Global, Inc. is a New York-based portfolio company of StarInvest Group, Inc. It is a satellite broadband internet provider delivering broadband IP to emerging markets that are unable to utilize high-speed internet access over cable or DSL, due to lack of infrastructure. The Company is a Value Added Distributor of Hughes Network Systems and provides solutions to current communication needs. The key target areas include parts of the former CIS, parts of the Middle East, Asia and several African countries.

ITEM 6. Exhibits and Reports on Form 8-K

NONE.

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

    Date: November 15, 2005                /s/ Isaac H Sutton
                                           -------------------------
                                           Isaac H Sutton
                                           Chief Executive Officer