Form 10-K
period 2005-12-31
STARINVEST GROUP, INC.
filed 2006-03-31
CIK 810270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM __________ TO __________

COMMISSION FILE NUMBER: 0-18049

StarInvest Group, Inc.
(Exact name of registrant as specified in its charter)

Nevada	91-1317131
(State of Incorporation)	(I.R.S. Employer Identification Number)
3300 North A Street Suite 2-210 Midland, Texas	79705
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (432) 682-8373

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class
Common Stock, par value $0.001 per share

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2) Yes ☐  No [  x ].

The aggregate market value of common stock held by non-affiliates of the Registrant on March 20.2006, based on the closing price on that date of $0.05 on the NASDAQ Bulletin Board Market, was $1,063,957. For the purposes of calculating this amount only, all directors and executive officers of the Registrant have been treated as affiliates. There were 23,690,922 shares of the Registrant's common stock outstanding as of March 20, 2006.

STARINVEST GROUP, INC
FORM 10-K FOR THE FISCAL YEAR
ENDED DECEMBER 31, 2005

PART I
ITEM 1.    BUSINESS

StarInvest Group, Inc. (“STIV” or the “Company”) is a specialty investment company principally providing capital and other assistance to small- and medium-sized technology companies. The Company intends to focus its portfolio in the following technology sectors: software, Internet, IT services, media, telecommunications, semiconductors, hardware and technology-enabled services.  As of December 31, 2005, we had invested approximately $2.2 million in 13 portfolio companies. Our investment objective is to maximize our portfolio's total return by investing in the debt and/or equity securities of technology-related companies. We also seek to provide our stockholders with current income on investments in debt securities and long-term capital growth through the appreciation in the value of warrants or other equity instruments that we may receive when we make debt investments or equity investments.

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

We were founded in September 1985 as Gemini Energy Corporation under the laws of the State of Nevada. On January 28, 1994, the Company's name was changed to Nerox Energy Corporation. On April 24, 1998 the Company's name was changed to Nerox Holding Corporation. On December 15, 1998 the Company's name was changed to E*twoMedia.com. As of August 31, 1999, we acquired all of the issued and outstanding shares of common stock of Free Publishing Services Limited. Operations ceased in the fourth quarter of 2000, and we became inactive pursuant to a share purchase agreement with Mintcanyon Business Ltd., entered into on December 29, 2000. We sold all our shares in Free Publishing Services Ltd. in exchange for the assumption of specified assets and liabilities. On December 19, 2000 our name was changed to Exus Networks, Inc. Pursuant to an Agreement and Plan of Reorganization (the "Exchange Agreement") dated January 15, 2001 between the Company and the shareholders of Exus Networks, Inc., a New York corporation ("Exus"), Isaac H. Sutton became the majority stockholder and our sole director. Upon consummation of the Exchange Agreement, the Company acquired all of Exus' common stock and the shareholders of Exus received 20,000,000 shares of the Company's common stock. On April 10, 2003 the Company's name was changed to Exus Global, Inc. During 2004 Exus Global was in the process of a complete reorganization, changing its core business from mobile satellite communication to that of a holding company. On March 9, 2004, we filed Form N-54 to elect to report as a business development company under the Investment Company Act of 1940. The Company's status as a business development company can only be changed by a vote of the Company's shareholders.

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

While we intend to concentrate our investments in technology-related sectors, we may seek other investment opportunities outside these sectors and may also have up to 30% of our assets invested in non-eligible investments.  Currently our headquarters are at 3300 North A Street, Suite 2-210, Midland, Texas 79705 and our telephone number is (432) 682-8373.

Recent Developments

From January 1 through March 15, 2006 we raised $59,868 through the sale of 498,901 common shares through an offering exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Regulation E promulgated thereunder.

On February 15, 2006 we issued a dividend of 850,000 shares of its portfolio company Rep Retail E Promotion Inc to all shareholders of record, based on a ratio of 1 share for 30 shares held of the company. All shareholders with less than 29 shares received $5.

On March 1, 2006 we assigned our lease of office space at 122 East 42nd Street Suite 2715 NY N.Y. to GoIP Global, Inc. a portfolio company. The security deposit of $25,707 for the space was expensed and the future rent payments were assumed by GoIP Global, Inc. The office lease is personally guaranteed by Isaac H. Sutton, the Company’s CEO.

On March 9, 2006 we appointed Robert Cole to the Board of Directors.

On March 12, 2006 we entered into a Loan and Security Agreement with Strasbourg Pension Tulchin & Wolff, for up to $750,000 and to pay them a fee of 5% for the funds raised. As of March 26, 2006 we received $500,000 from these proceeds.

On March 12, 2006 we entered into an agreement with our CEO Isaac H Sutton to exchange 7,042,348 of our shares in GoIP Global, Inc., a portfolio company, plus $400,000 in debt due to us from GoIP Global for 2,200,000 shares common shares of StarInvest Group (which will be cancelled and returned to treasury) and 1,500,000 preferred shares of StarInvest Group, Inc (which will be distributed to the lenders under the March 12, 2006 Loan agreement).

In March 2006, we issued a press release that the Board approved a buy back of up to 2,000,000 of our shares at a price up to $.10 per share. As of March 22, 2006 the company repurchased 25,000 shares.

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

Large, underserved market for product.  Following the technology-related market downturn, an increasing number of well-positioned technology-related companies have been seeking to raise capital. Historically, growing technology-related companies have generally relied upon equity rather than debt financing. As a result, the market for debt financing for technology-related companies is generally less developed than the debt markets serving other industries. In spite of the large number of technology-related companies in the United States today, we believe that these companies are significantly underserved by traditional lenders such as banks, savings and loan institutions and finance companies for the following reasons:

•
Non-traditional financial profile - The balance sheet of a technology-related company often includes a disproportionately large amount of intellectual property assets as compared to the balance sheets of industrial and service companies, which makes them difficult to evaluate using traditional lending criteria. Additionally, the high revenue growth rates characteristic of technology-related companies often render them difficult to evaluate from a credit perspective. Moreover, technology-related companies often incur relatively high expenditures for research and development, utilize unconventional sales and marketing techniques and selling channels, and experience rapid shifts in technology, consumer demand and market share. These attributes can make it difficult for traditional lenders to analyze technology-related companies using conventional analytical methods.

•
Industry scale, concentration and regulation - Many companies in technology-related industries lack the size, and the markets in which they operate lack the scale, necessary to service large loans by traditional lenders. In the banking industry, in particular, consolidation over the last decade has increased the size, and reduced the number, of surviving banks. The surviving institutions have sought to limit their credit exposures to, and the monitoring costs associated with loans to, smaller businesses. In addition, traditional lending institutions operate in a regulatory environment that favors lending to large, established businesses. In response to such regulation, many traditional lending institutions have developed loan approval processes which conflict with the entrepreneurial culture of smaller technology-related companies.

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

Competitive Advantages

We believe that we are well positioned to provide financing to technology-related companies for the following reasons:

•	Focus on technology

•	Expertise in originating, structuring and monitoring investments

•	Flexible investment approach

•	Established deal sourcing network

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

Employees

We have two administrative part time employees that manage our day-to-day investment operations.

Federal Income Tax Considerations

As a business development company, we have elected to be treated, and intend to qualify annually, as a RIC under Subchapter M of the Code, beginning with our 2004 taxable year. As a RIC, we generally will not have to pay corporate-level federal income taxes on any ordinary income or capital gains that we distribute to our stockholders as dividends. To continue to qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, to qualify for RIC tax treatment we must distribute to our stockholders, for each taxable year, at least 90% of our "investment company taxable income," which is generally our ordinary income plus the excess of our realized net short-term capital gains over our realized net long-term capital losses (the "Annual Distribution Requirement").

Taxation as a Regulated Investment Company.   If we qualify as a RIC and satisfy the Annual Distribution Requirement, we will not be subject to federal income tax on the portion of our investment company taxable income and net capital gain (i.e., realized net long-term capital gains in excess of realized net short-term capital losses) we distribute to stockholders. We will be subject to U.S. federal income tax at the regular corporate rates on any income or capital gain not distributed (or deemed distributed) to our stockholders. We will be subject to a 4% non-deductible federal excise tax on certain undistributed income unless we distribute in a timely manner an amount at least equal to the sum of (1) 98% of our ordinary income for each calendar year, (2) 98% of our capital gain net income for the one-year period ending October 31 in that calendar year and (3) any income realized, but not distributed, in preceding years (the "Excise Tax Avoidance Requirement"). We currently intend to make sufficient distributions each taxable year to satisfy the Excise Tax Avoidance Requirement. In order to qualify as a RIC for federal income tax purposes, we must, among other things:
•	at all times during each taxable year, have in effect an election to be treated as a business development company under the 1940 Act
•
derive in each taxable year at least 90% of our gross income from dividends, interest, payments with respect to certain securities loans, gains from the sale of stock or other securities, or other income derived with respect to our business of investing in such stock or securities

•	diversify our holdings so that at the end of each quarter of the taxable year:

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

As a BDC, we are required to meet a coverage ratio of the value of total assets to total senior securities, which include all of our borrowings and any preferred stock with liquidation preference that we may issue in the future, of at least 200%.

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
•
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
•
Securities received in exchange for or distributed with respect to securities described in the bullet above or pursuant to the exercise of options, warrants, or rights relating to those securities; and

•	Cash, cash items, government securities, or high quality debt securities (as defined in the 1940 Act), maturing in one year or less from the time of investment.
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

Investment Concentration.  Our investment objective is to maximize our portfolio's total return. In this respect, we intend to concentrate in the technology-related sector and invest, under normal circumstances, at least 60% of the value of our net assets (including the amount of any borrowings for investment purposes) in technology-related companies. This 60% policy is not a fundamental policy and therefore may be changed without the approval of our stockholders. However, we may not change or modify this policy unless we provide our stockholders with at least 60 days prior notice, pursuant to Rule 35d-1 of the 1940 Act.  See "Risk factors—Risks related to our investments—Our portfolio may be concentrated in a limited number of portfolio companies."

Code of Ethics.  As required by the 1940 Act, we maintain a code of ethics that establishes procedures for personal investments and restricts certain transactions by our personnel. See "Risk factors—Risks relating to our business and structure—There are significant potential conflicts of interest." Our code of ethics generally does not permit investments by our employees in securities that may be purchased or held by us.   You may read and copy the code of ethics at the SEC's Public Reference Room in Washington, D.C. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-202-942-8090. In addition, the code of ethics is available on the EDGAR Database on the SEC's Internet site at http://www.sec.gov. You may obtain copies of the code of ethics, after paying a duplicating fee, by electronic request at the following Email address: publicinfo@sec.gov, or by writing the SEC's Public Reference Section, Washington, D.C. 20549.

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
•
Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended (the "1934 Act"), our Chief Executive Officer and Chief Financial Officer must certify the accuracy of the financial statements contained in our periodic reports;

•	Pursuant to Item 307 of Regulation S-K, our periodic reports must disclose our conclusions about the effectiveness of our disclosure controls and procedures;
•
Pursuant to Rule 13a-15 of the 1934 Act, our management must prepare a report regarding its assessment of our internal control over financial reporting, which must be audited by our independent registered public accounting firm; and

•
Pursuant to Item 308 of Regulation S-K and Rule 13a-15 of the 1934 Act, our periodic reports must disclose whether there were significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

•
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
We elected to be a Business Development Company in March of 2004 and have a limited operating history. We are subject to all of the business risks and uncertainties associated with any new business enterprise; including the risk that we will not achieve our investment objective and that the value of your investment in us could decline substantially.

Any failure on our part to maintain our status as a business development company would reduce our operating flexibility.
If we do not remain a business development company, we might be regulated as a closed-end investment company under the 1940 Act, which would decrease our operating flexibility.

We Have Historically Lost Money and Losses May Continue in the Future
We have historically lost money.   The loss for fiscal year 2005 was approximately $626,757 and future losses are likely to occur.  Accordingly, we may experience significant liquidity and cash flow problems if we are not able to raise additional capital as needed and on acceptable terms.  No assurances can be given that we will be successful in reaching or maintaining profitable operations.

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

There is Substantial Doubt About Our Ability to Continue as a Going Concern Due to Recurring Losses and Working Capital Shortages, Which Means that We May Not Be Able to Continue Operations Unless We Obtain Additional Funding
The report of our independent accountants on our December 31, 2005 financial statements included an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern due to recurring losses and working capital shortages.  Our ability to continue as a going concern will be determined by our ability to obtain additional funding.  Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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
Our charter permits our Board of Directors to classify any authorized but unissued shares of preferred stock into one or more classes of preferred stock. We are currently authorized to issue up to 20,000,000 shares of preferred stock, of which 3,400,000 shares are currently issued and outstanding. In the event our Board of Directors opts to classify a portion of our unissued shares of preferred stock into a class of preferred stock, those preferred shares could have a preference over our common stock with respect to dividends and liquidation. The class rights of any preferred shares we may issue could make it more difficult for us to take some actions that may, in the future, be proposed by the Board of Directors and/or the holders of our common stock, such as a merger, exchange of securities, liquidation, or alteration of the rights of a class of our securities, if these actions were perceived by the holders of preferred shares as not in their best interests. The issuance of preferred shares convertible into shares of common stock might also reduce the net income and net asset value per share of our common stock upon conversion. These effects, among others, could have an adverse effect on your investment in our common stock.

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
A consequence of this limited number of investments is that the aggregate returns we realize may be significantly adversely affected if a small number of investments perform poorly or if we need to write down the value of any one investment. Beyond our income tax asset diversification requirements, we do not have fixed guidelines for diversification, and our investments could be concentrated in relatively few issuers. In addition, we intend to concentrate in the technology-related sector and to invest, under normal circumstances, at least 60% of the value of our net assets (including the amount of any borrowings for investment purposes) in technology-related companies. As a result, a further downturn in the technology-related sector could materially adversely affect us.

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
•
these companies may have limited financial resources and may be unable to meet their obligations under their debt securities that we hold, which may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of us realizing any value from the liquidation of such collateral;

•
they typically have limited operating histories, narrower product lines and smaller market shares than larger businesses, which tend to render them more vulnerable to competitors' actions and market conditions, as well as general economic downturns;

•	because they tend to be privately owned, there is generally little publicly available information about these businesses;
•
they are more likely to depend on the management talents and efforts of a small group of persons; therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on our portfolio company and, in turn, on us; and

•
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

The trading price of our common stock may fluctuate substantially. Many factors relating to the price of our common stock are beyond our control and may not be directly related to our operating performance. These factors include, but are not limited to, the following:
•	price and volume fluctuations in the overall stock market from time to time;
•	significant volatility in the market price and trading volume of securities of regulated investment companies, business development companies or other financial services companies;
•	changes in regulatory policies or tax guidelines with respect to regulated investment companies or business development companies;
•	actual or anticipated changes in our earnings or fluctuations in our operating results or changes in the expectations of securities analysts;
•	general economic conditions and trends;
•	loss of a major funding source; or
•	departures of key personnel.
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

ITEM 2.    PROPERTIES

We do not own any real estate or other physical properties materially important to our operation. For 2005 through February 2006, we rented a 1200 square foot office at 122 East 42nd Street, NY, NY for $5,000 per month. On March 1, 2006 the Company assigned the lease at 122 East 42nd Street NY, NY to GoIP Global, Inc, one of the Company’s former portfolio companies. Commencing in March 2006, our headquarters are now located at 3300 North A Street Suite 2-210, which are being provided by the newly elected director, Robert Cole, free of charge, on a month to month basis.

ITEM 3.    LEGAL PROCEEDINGS

Farsedakis vs. the Company had received a default judgment by a former consultant for services performed for $71,415. The default judgment was based upon a breach of contract claim between the Plaintiff and the Company. The judgment has been recorded in our Accounts Payable. As of December 31, 2005 the balance due is $40,045, which was payable half on December 7, 2005 and half January 7, 2006.

On February 18, 2005, William Oyen and Carolyn Oyen filed a lawsuit entitled "William Oyen and Carolyn Oyen v. Exus Global Networks f/k/a Exus Networks, Inc. and Isaac Sutton". United States District Court Southern District of New York case no. 04-CV-01327, against us and Isaac Sutton, for failure to pay a promissory note of $50,000, personally guaranteed by Isaac Sutton. A settlement was reached whereby the Company entered into a monthly payment plan and issued a confession of Judgment in the event of default, In September 2005, the Company defaulted on an agreed monthly repayment of a $53,000 note. Based on the prior settlement agreement the Creditor has the right to file a Confession of Judgment against the Company and Isaac Sutton its CEO. Through December 31, 2005 the Company paid $40,000and received a 90-day moratorium on the judgment. As of December 31, 2005 48,946.90 is the balanced owed.

Kentan Limited Corporation, a holder of a convertible note for $125,000 began litigation for payment, the case was settled on April 5, 2005 in the Southern District of New York, whereby the company agreed to a confession of judgment and is required to pay quarterly until the debit is paid. As of November 8, 2005 a total of $75,000 was paid. Last payment of $35,286 is due on January 10, 2006. In February 2006 the debt was fully paid and satisfied.

Except as provided above, we are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us. From time to time, we may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2005.

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the OTC Bulletin Board under the symbol "STIV."  Following is the range of high and low sales prices on the OTC Bulletin Board for the common stock for the periods indicated. This chart was based on information obtained from the OTC Bulletin Board. The chart reflects a 1:15 reverse split effected in March 2004 and a 1:200 reverse effected in January 2005.

	High	Low
Calendar Year 2004
First Quarter	$30.00	$10.00
Second Quarter	$12.00	$4.00
Third Quarter	$4.00	$2.00
Fourth Quarter	$2.00	$0.40

Calendar Year 2005
First Quarter	$1.001	$0.15
Second Quarter	$0.27	$0.11
Third Quarter	$0.27	$0.134
Fourth Quarter	$0.205	$0.04

The last reported price for our common stock on March 23, 2006 was $0.05 per share. As of March 23, 2006, we had 136 shareholders of record.

Dividends

The Company has paid no cash dividends on its common stock and for the foreseeable future has no plans to pay cash dividends. On June 23, 2005 the Company declared a stock dividend distribution of 6,500,000 shares of GoIP Global, Inc and on February 15, 2006 the Company declared a stock distribution of 850,000 of Rep Retail e-Promotion, Inc.

Recent Sales of Unregistered Securities

On March 13, 2004 the Company filed an Offering Circular to raise gross proceeds of $5,000,000 from the sale of shares of common stock pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended pursuant to Regulation E promulgated thereunder.  From March 13, 2004 through March 31, 2005 the Company issued 13,295,958 shares of common stock for gross proceeds of $3,134,326.

On May 13, 2005 the Company filed an Offering Circular to raise gross proceeds of $5,000,000 from the sale of shares of common stock pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended pursuant to Regulation E promulgated thereunder.  From May 31, 2005 through December 31, 2005 the Company issued 5,496,063 shares of common stock for gross proceeds of $682,818.

Item 6.    Selected Financial Data

The following selected financial data for the year ended December 31, 2005 and for the period ended December 31, 2004 is derived from our financial statements which have been audited by Larry O’Donnell, CPA, our independent registered public accounting firm. The data should be read in conjunction with our financial statements and related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report.

	Year Ended December 31,
Statement of Operations	2005	2004	2003	2002	2001

Net sales	$-	$-	$-	$421,014	$781,032
Cost of sales	-	-		92,835	555,586

Gross profit	-	-	-	328,179	225,446
Selling, administrative and general & stock based expenses	865,829	260,821	1,529,005	2,458,309	4,604,891
Income (loss) from operations	(865,829)	(260,821)	(1,529,005)	(2,130,130)	(4,379,445)

Interest expense	22,362	218,072	20,000	149,520	7,678
Other income (expense)	261,434	94,226	663,420	(343,984)	(297,520)
Net income (loss) available to Common shareholders	$(626,757)	$(384,667)	$(885,585)	$(1,935,666)	$(4,684,643)

EARNINGS PER COMMON SHARE:

Basic & diluted earnings per common share	$(.03)	($2.02)	$(74.60)	$(670.94)	$(2,940.00)

	December 31,
Balance Sheet	2005	2004	2003	2002	2001

Working capital	$(827,045)	$(34,891)	$(1,427,512)	$(1,507,662)	$(2,113,000)

Total assets	$2,697,660	$914,120	$14,162	$68,933	$614,262

Long-term debt, capital leases and due to officer	$-	$-	$-	$436,958	$-

Shareholders’ Equity (Deficit)	$1,825,465	$(34,891)	$(1,427,512)	$(1,944,620)	$(2,070,631)

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

During the period from our initial election in March 2004 through December 31, 2005, we made twelve investments in target companies in the total amount of $2.2 million in funded capital.  We completed the following transactions since our election to be a Business Development Company:

Portfolio Company	Investment	Cost
AGI Partners, LTD	Common Stock + Secured Loan	$222,941
Amazon Biotech	Common Stock	$15,000
GoIP Global, Inc	Common Stock - Secured Loan	$214,921
Miscor Ltd (1)	Common Stock + Secured Loan	$800,845
New Life Scientific	Common Stock	$226,062
Premier Indemnity	Common Stock	$125,000
Retail Rep e-Promotion	Common Stock	$200,000
Sun Coast Naturals	Loan	$35,000
Western Roses	Secured Loan	$150,000
Food products Inc	Common stock	$10,814
Secure X LLC	Common Stock	$140,000
Wireless Ink LLC	Secured Loan	$60,000
	Total	$2,200,583

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

The Board of Directors' final determination of fair value is based on some or all of the following factors, as applicable, and any other factors considered relevant:
•	the nature of any restrictions on the disposition of the securities;
•	assessment of the general liquidity/illiquidity of the securities;
•	the issuer's financial condition, including its ability to make payments and its earnings and discounted cash flow;
•	the markets in which the issuer does business;
•	the cost of the investment;
•	the size of the holding and the capitalization of issuer;
•	the nature and value of any collateral;
•	the prices of any recent transactions or bids/offers for the securities or similar securities or any comparable securities that are publicly traded;
•	any available analyst, media or other reports or information deemed reliable by the independent valuation firm regarding the issuer or the markets or industry in which it operates;
•	certified appraisal reports
•	past experience with the valuation of the securities; and
•	the sensitivity of the securities to fluctuations in interest rates.

The fair value method for valuing securities may be applied to the following types of investments:
•	private placements and restricted securities that do not have an active trading market;
•	securities whose trading has been suspended or for which market quotes are no longer available;
•	debt securities that have recently gone into default and for which there is no current market;
•	securities whose prices are stale; and
•	securities affected by significant events.

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

Results Of Operations

Year ended December 31, 2005 compared to year ended December 31, 2004

Revenues for both the years ended December 31, 2005 and 2004 were $0.  During these years the Company shifted its focus to becoming an investment company.  As such, its operations now consist of making investments into small, developing businesses.  Future revenues are expected to be generated as our investments are either liquidated for a profit, pay dividends, earn interest, or pay management fees.

For the year ended December 31, 2005, general and administrative expenses were $865,829 as compared to $260,821 for the year ended December 31, 2004, an increase of 116%.  The increase was a result of increased payroll and professional expenses.

During the year ended December 31, 2005, no stock was issued for services. Under the rules of the Investment Company Act of 1940, the Company is prohibited from issuing stock for services except in certain circumstances under a stock option plan.  As a result, future costs associated with issuing stock for services are expected to be negligible.

Net realized and unrealized gains were $261,434 in the year ended December 31, 2005 as compared to $94,226 for this year ended December 31, 2004, primarily as a result of the change to a business development company.

As a result of the foregoing, the Company incurred a net decrease in assets of $626,757 compared to net decrease in assets of $384,667 for the years ended December 31, 2005 and 2004, respectively.

Year ended December 31, 2004 compared to year ended December 31, 2003

Revenues for the year ended December 31, 2004 were $0 compared to revenues of $0 for the year ended December 31, 2003.  The lack of revenues resulted from a change of business model following 2002 in which prior operations were abandoned while management developed a new strategy.

General and administrative expenses decreased from $1,529,005 for the year ended December 31, 2003 to $260,821 for the year ended December 31, 2004.  Management attributes the decrease in general and administrative expenses primarily to a conscious effort to reduce costs and the change in the Company's business plan.

For the year ended December 31, 2004, the Company incurred stock based compensation expenses of $125,295 compared to $1,115,535 in 2003, attributable to the issuance of shares of common stock and options for services.

Other Income was $94,226 for the year ended December 31, 2004 compared to $663,420 for 2003. Management attributes the decrease primarily to a gain on forgiveness of debt in 2003. Interest Expense increased to $218,072 during 2004 as compared to $20,000 in 2003.  The increase in interest expense was primarily due to an increase in borrowings.

Liquidity and Capital Resources

The Company has funded its requirements for working capital primarily through the sale of the Company's securities. As of December 31, 2005, the Company had a working capital deficit of $827,045.

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
During 2005, Mr. Sutton converted 5,000,000 of his preferred shares to 5,000,000 Common shares.
In the fourth quarter of 2005, the Company sold an aggregate of 1,481,396 of common stock resulting in net proceeds of $171,768.

At December 31, 2005, the Company owed $32,397 to four former employees.

In December 2002, the Company extended a note of $187,500 from the original borrowed sum of $500,000 pursuant to a secured promissory note. The note bears interest at the rate of 8% per annum and is secured by all of the Company's assets. The note was due in March 31, 2005. As of December 31, 2005 a total of $218,700 is due and owed.

For the year ended December 31, 2005, net cash flows used in operating activities was $668,799 which was attributable to a net loss in the amount of $626,757, net unrealized gain of $236,719, and an increase in accounts payable and accrued expenses of $198,023.

For the year ended December 31, 2005, net cash provided by financing activities was $2,189,913 which was attributable to repayments of notes payable of $156,932, loans repaid to officer of $162,907 and proceeds from the issuance of common stock of $2,960,020.

The Company anticipates a significant increase in capital expenditures subject to obtaining additional financing, of which there can be no assurance. The Company's capital requirements depend on numerous factors, including market acceptance of the Company's investment ability to obtain additional financing, technological developments, capital expenditures and other factors. The Company had a working capital deficit of $827,045 as of December 31, 2005 and has an immediate need for additional financing to continue operations. In March 2006 the Company has arrange through Strasbourg, Pension Tulchin & Wolff to borrow $750,000 from several of their clients. If the Company does not immediately receive additional financing, the Company will be required to cease operations. If the Company obtains additional financing, of which there can be no assurance, the Company may sell its equity securities. The sale of additional equity or convertible debt securities could result in additional dilution to stockholders. There can be no assurance that financing will be available in the required amounts or on terms acceptable to the Company, if at all.

Going Concern Consideration

Our activities have been supported by working capital primarily through the Company's private borrowings and the sale of the Company's securities. As indicated in the accompanying balance sheet, at December 31, 2005, we had $150 in cash and $827,195 of current liabilities, which resulted in a $827,045 deficit in working capital. For the year ended December 31, 2005, we have had a loss from operations of $626,757. Further, losses are continuing subsequent to December 31, 2005. We are in need of additional financing or a strategic arrangement in order to continue our planned activities for the remainder of the current fiscal year. These factors, among others, indicate that the Company may be unable to continue operations in the future as a going concern. Our plans to deal with this uncertainty include further reducing expenditures and raising additional capital or entering into a strategic arrangement with a third party. There can be no assurance that management's plans to reduce expenditures, raise capital or enter into a strategic arrangement can be realized. No adjustment has been made in the accompanying financial statements to the amounts and classification of assets and liabilities which could result should the Company be unable to continue as a going concern.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Management's Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2005. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Management performed an assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2005 based upon criteria in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on our assessment, management determined that the Company's internal control over financial reporting was effective as of December 31, 2005 based on the criteria in Internal Control—Integrated Framework issued by COSO.

Our management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2005 has been audited by Larry O’Donnell, CPA, an independent registered public accounting firm, as stated in their report which appears herein.

Report of Independent Registered Public Accounting Firm

Larry O'Donnell, CPA, P.C.
 2228 South Fraser Street,  Unit 1
Aurora, Colorado    80014
March 23, 2006

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of StarInvest Group, Inc:

I have completed an integrated audit of StarInvest Group, Inc's 2005 financial statements and of its internal control over financial reporting as of December 31, 2005 and an audit of its 2004 financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). My opinions, based on my audits, are presented below.

Financial statements

In my opinion, the accompanying balance sheets, including the schedule of investments, and the related statements of operations, of stockholders' equity and of cash flows and the financial highlights present fairly, in all material respects, the financial position of StarInvest Group, Inc (the "Company") at December 31, 2005 and 2004, and the results of its operations, and its cash flows and the financial highlights for the year ended December 31, 2005 and  December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements and financial highlights (hereafter referred to as "financial statements") are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits. I conducted my audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. I believe that my audits, which included confirmation of securities at December 31, 2005 by correspondence with the custodian, provide a reasonable basis for my opinion.

The accompanying consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a working capital deficiency of $827,045 and has an accumulated deficit of $10,346,731 at December 31, 2005. Additionally, for the year ended December 31, 2005, the Company used cash in operations of $668,799. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Internal control over financial reporting

Also, in my opinion, management's assessment, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in my opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. My responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on my audit. I conducted my audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as I consider necessary in the circumstances. I believe that my audit provides a reasonable basis for my opinions.

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

Larry O’Donnell, CPA, P.C.

STARINVEST GROUP, INC.
BALANCE SHEET
AS OF DECEMBER 31, 2005 & 2004

	2005	2004
ASSETS	(audited)	(audited)
Current Assets
Cash	$150	$2,151
Interest Receivable	-	-

Total current assets	150	2,151

Loans and investments (cost of $2,200,583 & $677,468)	2,671,303	911,469
Other Assets	26,207	500

Total assets	$2,697,660	$914,120

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses	$478,804	$280,781
Due to officer	13,060	175,967
Loans payable	335,331	492,263

Total current liabilities	827,195	949,011

Obligation to repurchase shares	45,000	-

Stockholders' equity
Series A preferred stock, no par value; 10,000,000
shares authorized; 10,000 and no shares issued and outstanding	-	-

Series B preferred stock, $.001 par value; 10,000,000 shares authorized; 3,400,000 and 10,000,000 shares issued
and outstanding, respectively	3,400	10,000
Common stock, $.001 par value, 900,000,000 shares
authorized; 25,392,021 and 729,290 shares issued
and outstanding, respectively	25,392	729
Additional paid-in-capital	12,583,672	9,674,354
Stock subscription receivable	(440,268)	-
Accumulated deficit	(10,346,731)	(9,719,974)

Total stockholders' equity (deficit)	1,825,465	(34,891)

Total liabilities and stockholders' equity	$2,697,660	$914,120
Net asset value per common share	$0.07	$(0.05)

StarInvest Group, Inc
Schedule of Investments
December 31, 2005

Portfolio Company	Description of Business	Cost	Value
Amazon Biotech	Biotech	$15,000	$5,800	Public AMZB
20,000 shares valued at .29 per share

Net2Aution Inc	Retail Stores	$0	$453,600	Public NAUC
840,000 shares valued at .54 per share

New Life Scientific	Biotech	$226,062	$112,064	Public NWL S
386,430 shares valued at .29 per share

GoIP Global, Inc(2)	Communications	$214,921	$214,921	Public GOGB

Sun Coast Naturals	Parma products	$35,000	$35,000	Public SNTL

AGI Partners, LTD(1)	Management Consulting	$222,941	$222,941	Private

Miscor Ltd(3)	Power Service	$800,845	$1,081,497	Private

Premier Indemnity	Insurance	$125,000	$125,000	Private

Retail Rep e-Promotion(4)	Digital Signage	$200,000	$200,000	Private

Western Roses	Cemeteries	$150,000	$160,478	Private

Wireless Ink LLC	New media	$60,000	$60,000	Private

Food products Inc	Food distribution	$10,814	0	Private

Secure X LLC	IT security	$140,000	0	Private

	Total	$2,200,583	$2,671,303

(1)In March 2006 AGI received 1,000,000 shares of Promana for services rendered. These shares valued at $200,000 were up streamed to StarInvest reducing the cost of investment to AGI by $200,000.
(2)Shares and debt in GoIP Global, Inc was exchanged in March 2006 with Isaac Sutton for 2.2 million common and 2 million preferred shares of StarInvest.
(3) Miscor f/k/a Magnetech. In December 2005 StarInvest exercised its option for 845,000 shares of the companies’ common stock.
(4) In February 2006 a dividend of 850,000 shares of Rep Retail e Promotion was distributed to shareholders of record. 1 share of Repromotion for every 30 shares of StarInvest owned and 150,000 shares were distributed to the Companies directors.

STARINVEST GROUP, INC
STATEMENT OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31,

	2005	2004	2003
Operations:	(audited)	(audited)	(audited)

Interest and dividends	$41,931	$94,226	$-

Gross profit	41,931	94,226	-

Expenses:
General and administrative	865,829	260,821	413,470
Stock based compensation	-	-	1,115,535
Interest Expense	22,362	218,072	20,000

Total expenses	888,191	478,893	1,549,005

Loss before other income (expenses)	(846,260)	(384,667)	(1,549,005)

Other Income, relief of debt	-	-	663,420
Net Realized and Unrealized Gains (Losses):
Net realized gains	3,918	-	-
Net change in unrealized appreciation or depreciation	215,585	-	-

Total net gains	219,503	-	-

Net increase (decrease) in net assets resulting from operations	$(626,757)	$(384,667)	$(885,585)

Basic earnings (loss) per common share	$(0.03)	$(2.02)	$(74.60)
Diluted earnings (loss) per common share	$(0.03)	$(2.02)	$(74.60)
Weighted average common shares outstanding - basic	19,672,001	190,679	11,871
Weighted average common shares outstanding - diluted	19,672,001	190,679	11,871

STARINVEST GROUP, INC
STATEMENT OF STOCKHOLDERS' EQUITY
DECEMBER 31, 2005

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid-in	Stock Subscription	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Total

Balance, December 31, 2003	10,000	$201,054	$-	$-	19,331	$19	$7,721,472	$(14,750)	$(9,335,307)	$(1,427,512)
Shares cancelled	(10,000)	(201,054)	8,000,000	8,000	(432)	-	201,054	-	-	8,000
Issuance of common stock
for services & accrued exps	-	-	2,000,000	2,000	2,367	2	123,293	-	-	125,295
Issuance of common stock
for debt	-	-	-	-	64,742	65	241,411	-	-	241,476
Issuance of common stock
for cash	-	-	-	-	165,783	166	527,934	14,750	-	542,850
Shares issued in connection
with anti-dilution rights	-	-	-	-	77,500	78	147,923	-	-	148,000
Issuance of common stock
for investments	-	-	-	-	30,000	30	89,970	-	-	90,000
Beneficial Interest on Debt
conversion	-	-	-	-	-	-	241,667	-	-	241,667
Issuance of restricted
common stock	-	-	-	-	370,000	370	379,630	-	-	380,000
Net loss	-	-	-	-	-	-	-	-	(384,667)	(384,667)
Balance, December 31, 2004	-	-	10,000,000	$10,000	729,290	$729	$9,674,354	$-	$(9,719,974)	$(34,891)

Shares converted from
preferred to common	-	-	(6,600,000)	(6,600)	6,600,00	6,600	-	-	-	-
Issuance of common stock
for cash	-	-	-	-	18,062,731	18,063	2,909,318	(440,268)	-	2,487,113
Net loss	-	-	-	-	-	-	-	-	(626,757)	(626,757)
Balance, December 31, 2005	-	-	3,400,000	$3,400	25,392,021	$25,392	$12,583,672	$(440,268)	$(10,346,731)	$1,825,465

STARINVEST GROUP,INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31,

	2005	2004	2003

Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	(626,757)	$(384,667)	$(885,585)

Adjustments to reconcile net loss to net
cash used in operating activities:
Net unrealized (gain) loss in investments	(236,720)	(234,001)	-
Stock issued for services	-	125,295	909,653
Issuance of stock options	-	-	205,882
Interest expense	22,362	42,502	-
Director expense	-	68,750	-
Common stock issued for anti-dilutive rights	-	(148,000)	-
Beneficial conversion	-	241,667	-
Gain on forgiveness or reduction in debt	-	(241,667)	(663,420)
Net issuance of restricted shares	-	(20,000)	-
Cancellation of common shares	-	-	(100)
Changes in assets and liabilites:
(Increase) decrease in assets:
Inventories	-	-	30,000
Other assets	(25,707)	12,850	(13,350)
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	198,023	(263,107)	(111,531)

Total adjustments	(42,042)	(415,711)	357,134

Net cash used in operating activities	(668,799)	(800,378)	(528,451)

Cash flows used by investing activities
Cash paid for investments	(1,523,115)	(90,000)	-

Cash flows from financing activities

Proceeds from convertible and portfolio loans	-	241,476	-
Proceeds from (repayments of) notes payable	(156,932)	254,763	225,949
Proceeds from subscription receivable	-	14,750	-
Proceeds from (repayments of) officer loan	(162,907)	(147,372)	73,881
Payment to repurchase shares	(55,000)	-	-
Obligation to repurchase shares	45,000	-	-
Subscribed Stock	(440,268)	-	-
Proceeds from issuance of common stock	2,960,020	528,100	190,500

Net cash provided by financing activities	2,189,913	891,717	490,330

Net increase (decrease) in cash	(2,001)	1,339	(38,121)

Cash, beginning of period	2,151	812	38,933

Cash, end of period	150	2,151	812

Supplemental disclosure of cash flow information:

Interest	$22,362	$15,000	$-

Income taxes	$-	$-	$-

STARINVEST GROUP, INC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2005

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

In January 2001, an Agreement to Exchange Stock dated January 15, 2001 was entered into by and between Exus and Exus New York (the "Agreement"). Under terms of the Agreement, Exus New York exchanged all of its issued and outstanding shares for 20,000,000 shares of the Company. After the Agreement, the Company owned 79% of the outstanding common stock of the combined entity and became the surviving corporation. The transaction has been accounted for as a reverse acquisition under the purchase method for business combinations. On November 25, 2002, the Company amended its articles of incorporation to change the name of the Company to Exus Global, Inc. On March 9, 2005, the Company filed Form N-54 to elect to report as a business development company (BDC) under the Investment Company Act of 1940.

The results of operations for 2005 and 2004 reflect the Company's operating as a BDC from March 2004 through Dec 31, 2005. There was no cumulative effect of accounting change for the conversion to a BDC. Accounting principles used in the preparation of the financial statements as a BDC differ primarily related to the carrying value of investments and the accounting for income taxes.

Currently, the Company is a business development company engaged in the business of investing in small to mid-sized companies in technology-related companies.

Revenue Recognition
The Company has not recognized any revenue for the years 2004 and 2005.

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

NOTE 2 - GOING CONCERN
The accompanying consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a working capital deficiency of $827,045 and an accumulated deficit of $10,346,731 at December 31, 2005. Additionally, for the year ended December 31, 2005, the Company used cash in operations of $668,799. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management is taking steps to address this situation. The Company is in the process of implementing its business plan and in March 2004 the Company filed Form N-54 to elect to report as a business development company (BDC) under the Investment Company Act of 1940. Management expects operations to generate negative cash flow at least through December 2006 and the Company does not have existing capital resources or credit lines available that are sufficient to fund operations and capital requirements as presently planned over the next twelve months. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management believes that the actions presently being taken to further implement its business plan and generate additional revenues provide the opportunity for the Company to continue as a going concern. Management intends to attempt to raise additional funds by way of a public or private offering. While the Company believes in its ability to raise additional funds, there can be no assurances to that effect.

NOTE 3 - INCOME TAXES
Current income taxes are computed at statutory rates on pretax income. Deferred taxes would be recorded based on differences in financial statements and taxable income. At December 31, 2005, the Company had elected to carry forward net operating losses for federal and state income tax purposes of approximately $4,985,000 that are available to reduce future taxable income through 2020. As utilization of such operating losses for tax purposes is not assured, the deferred tax asset has been fully reserved through the recording of a 100% valuation allowance. These operating losses may be limited to the extent an "ownership change", as defined under section 382 of the Internal Revenue Code, occurs. The provision (benefit) for income taxes differs from the amounts computed by applying the statutory Federal income tax rate of 35% to income (loss) before provision for income taxes is as follows:

	2005	2004
Tax benefit computed at statutory rates	$(219,000)	$(135,000)
State income tax benefit (net of Federal Tax)	(31,000)	(19,000)
Permanent differences	125,000	77,000
Income tax benefit not utilized	125,000	77,000
Net income tax benefit	$-	$-

The components of the deferred tax asset as of December 31, 2005 are as follows:

	2005	2004
Deferred Tax Asset:
Net Operating Loss Carryforward	$1,994,000	$1,743,000
Accrued compensation	4,000	52,000
	1,998,000	1,795,000
Less: Valuation Allowance	(1,998,000)	(1,795,000)
Net Deferred Tax	$-	$-

NOTE 4 - LOANS PAYABLE

Kentan, Ltd	$35,386.58 fully paid in February 2006
New Canaan Investment Partners, LLC	$218,700 (1)
Oyen	$48,946.90
Total	$303,033.48

(1) Notes in the principal amount of $500,000 were due to New Canaan Partners, Ltd a company, which is controlled by certain shareholders of StarInvest Group, Inc. The notes were due on various dates through July 2004, and bore interest at 15% per annum. The notes were collateralized by all of the assets of the Company. On December 31, 2002, the Company issued 238,095 restricted common shares to the note holders in consideration of converting debt in the amount of $325,540 and accrued interest through December 31, 2002 of $52,996. The shares issued have been valued at their fair market value of $.01 on the date of issuance. The remaining balance of $187,500 was due and payable on December 31, 2005 with interest of 8% per annum payable each December 31. At December 31, 2005, accrued interest related to this note amounted to $31,200, for a total of $218,700 and is included in the loan payable amount. This note is in default.

NOTE 5 - DUE TO OFFICER

At December 31, 2005 the Company owed its CEO $13,060 for accrued salary and advances made to the Company for working capital purposes. The amounts due to officer are non-interest bearing and are payable on demand.

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

Litigation

Farsedakis vs. the Company has received a default judgment by an ex consultant for services performed for $71,414.55. The default judgment was based upon a breach of contract claim between the Plaintiff and the Company.  The judgment has been accrued in the financial statements.

On February 18, 2005, William Oyen and Carolyn Oyen filed a lawsuit entitled "William Oyen and Carolyn Oyen v. Exus Global Networks f/k/a Exus Networks, Inc. and Isaac Sutton". United States District Court Southern District of New York case no. 04-CV-01327, against the Company and Isaac Sutton, for failure to pay a promissory note of $50,000, personally guaranteed by Isaac Sutton. A settlement was reached whereby the Company enter into a monthly payment plan and issued a confession of Judgment in the event of default, In September 2005, the Company defaulted on an agreed monthly repayment of a $53,000 note. Based on the prior settlement agreement the Creditor has the right to file a Confession of Judgment against the Company and Isaac Sutton its CEO. In March 2005 the Company paid $10,000 and received a 90 day moratorium on the judgment. As of December 31, 2005 $48,946.90 is due.

Kentan Limited Corporation, a holder of a convertible note for $125,000 began litigation for payment, the case was settled on April 5, 2005 in the Southern District of New York, whereby the company agreed to a confession of judgment and is required to pay $25,000 quarterly until the debit is paid. In April 2005 the company paid $25,000. All conversion rights have been cancelled. The stipulation settling the action contains the usual and customary clauses such as notice and cure provisions, default provisions and the issuance of releases upon satisfactory fulfillment of the terms of the stipulation of settlement. In February 2006 the debt was fully paid and satisfied.

NOTE 7 - STOCKHOLDERS' DEFICIT

Stock as settlement of debt

The Company issued stock for settlement of debt to two shareholders, valuing such issues at the fair market value of the stock. During the year ended December 31, 2005, the Company issued an aggregate of 210,000 shares of common stock in consideration of debt owed by the Company. Such shares were valued at an aggregate of $35,000 representing the fair value of the shares issued. As of December 31, 2005, these shareholders have the right to put back to the Company 100,000 shares at .50 per share for a net liability of $45,000.

Stock Sold

During the year ended December 31, 2005, the Company sold 18,062,731 shares of its common stock as per their Regulation E offerings circulars for $2,960,020.

Stock Options

As of December 31, 2005 there were no outstanding options nor were any warrants or options granted in 2005.

NOTE 8 - SUBSEQUENT EVENTS

From January 1 through March 15, 2006 the company raised $ 59,868 in the sale of 498,901 Common Shares through its Reg E offering circular.

On February 15, 2006 the Company issued a dividend of 850,000 shares of its portfolio company Rep Retail E Promotion Inc to all shareholders of record. 1 share for 30 shares held. All shareholders with less than 29 shares will received $5.

On March 1, 2006 the Company assigned its lease of office space at 122 East 42nd Street Suite 2715 NY NY to GoIP Global, Inc, its portfolio company. The Security deposit of $25,707 for the space was expensed and the future rent payments were assumed by GoIP Global, Inc. The lease is personally guaranteed by Isaac H Sutton the company’s CEO.

On March 9, 2006 the company appointed Robert Cole to the Board of Directors.

On March 12, 2006 the Company entered into a Loan and security agreement with Strasbourg Pension Tulchin & Wolff for a loan up to $750,000 and to pay them a fee of 5% for the funds raised. As of March 26, 2006 the Company received $500,000 from these proceeds.

On March 12, 2006 the company entered into an agreement to exchange 7,042,348 of its shares held in GoIP Global, Inc plus an assignment of the $400,000 in debt due to the Company by GoIP Global, Inc with its CEO Isaac H Sutton for 2,200,000 shares common shares of StarInvest Group, Inc (which will be cancelled and returned to treasury) and 2,000,000 preferred shares of StarInvest Group, Inc (which will be distributed to the lenders under the March 12, 2006 Loan agreement).

In March 2006 the company put out a press release that it will buy back up to 2,000,000 of its own shares at a price up to. 10 per share. As of March 23, 2006 the company repurchased 25,000 shares.

NOTE 9 - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted net increase (decrease) in stockholders' equity resulting from operations per share for the year ended December 31, 2005 and for the period from inception through December 31, 2004:

	Year ended December 31, 2005	Year ended December 31, 2004
Numerator for basic and diluted gain (loss) per share	$(626,727)	$(384,667)

Denominator for basic and diluted weighted average shares	19,672,001	190,679

Basic and diluted net increase (decrease) in stockholders' equity resulting from operations per common share	$(0.03)	$(2.02)

NOTE 10 - OTHER INCOME

Other income includes primarily closing fees, or origination fees, associated with investments in portfolio companies. Such fees are normally paid at closing of the Company's investments, are fully earned and non-refundable, and are generally non-recurring. The 1940 Act requires that a business development company to offer to make available managerial assistance to its portfolio companies. The Company may receive fee income for managerial assistance it renders to portfolio companies in connection with its investments. For the year ended December 31, 2005 and the period ended December 31, 2004, the Company received no fee income for managerial assistance.

NOTE 11 - FINANCIAL HIGHLIGHTS

YEAR ENDED DECEMBER 31, 2005
Per Share Data
Net asset value at beginning of period	$911,469
Offering costs and underwriters discount	1,481,184
Net investment income (loss)	41,931
Net realized and unrealized gains (3)	236,719
Distributions from net investment income	-
Tax return of capital distribution
Net asset value at end of period	$2,671,303

Per share market value at beginning of period	$.015
Per share market value at end of period	.105
Total return (5)	N/A
Shares outstanding at end of period	25,392,021

Ratios/Supplemental Data
Net assets at end of period ('000s)	$2,671
Average net assets ('000s)	2,250
Ratio of expenses to average net assets	.39
Ratio of net investment income (loss) to average net assets	.02

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements on accounting or financial disclosure with Larry O’Donnell, CPA, the Company’s current independent public accounting firm during the fiscal year ended December 31, 2005.

ITEM 9A.    CONTROLS AND PROCEDURES.

(a)    Evaluation of Disclosure Controls and Procedures

As of December 31, 2005 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC ' s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

(b)   Management's Report on Internal Control Over Financial Reporting

Management's Report on Internal Control Over Financial Reporting, which appears on page xx of this Form 10-K, is incorporated by reference herein. Larry O’Donnell, CPA, the Company's independent registered public accounting firm, has issued a report on management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2005, which appears on page xx of this Form 10-K.

(c)   Changes in Internal Control Over Financial Reporting

Management has not identified any change in the Company's internal control over financial reporting that occurred during the fourth quarter of 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT, PROMOTERS AND CONTROL PERSONS OF THE COMPANY, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following table sets forth information concerning our directors and executive officers:

Name	Age	Position
Isaac H. Sutton	52	Chief Executive and Chief Financial Officer, Secretary and Director
John Baird	61	Director as of March 15, 2004
Mark Mayoka, CPA	43	Director as of May 1, 2004
Robert H. Cole	62	Director as of March 1, 2006

The following is a brief summary of the background of each executive officer and director:

Isaac H. Sutton is Chief Executive Officer of the Company and a director. He has served since January 2001. From 1998 to 2001, Mr. Sutton served as President of Exus. From 1990 to 1997 Mr. Sutton was the founder and president of IHS, Inc. an importer and exporter operating primarily in emerging markets. Mr. Sutton has more than 25 years of successful entrepreneurial experience, especially in the emerging markets where he founded and ran several global import/export trading companies. Mr. Sutton is the Director and CEO of GoIP Global, Inc.

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

Robert H. Cole is President and Founder of Permian Business Group which was established in 1981, as a business consulting company specializing in the sale and installation of computer solutions. From 1970 to 1980, Mr. Cole was a Senior Analyst with Gulf Oil Company, and in 1989 he became Chairman of Aplex Industries where he grew the company to $8 million in sales. Mr. Cole founded Stadium Chair Company in 1999, and sold it in 2003. Mr. Cole holds a Bachelor’s Degree in Electrical Engineering, a Masters of Science in Computing Science from Texas A&M, and a MBA from Houston Baptist University.

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

Board Composition

The Company's board of directors consists of four directors (prior to March 1, 2006, the Board consisted of three directors). At each annual meeting of its stockholders, all of its directors are elected to serve from the time of election and qualification until the next annual meeting following election. In addition, the Company's bylaws provide that the maximum authorized number of directors may be changed by resolution of the stockholders or by resolution of the board of directors. The non-officer directors received $1,500 per month for their services.

Meetings and Committees of the Board of Directors

Our Board of Directors conducts its business through meetings of the Board and through activities of its committees. During the fiscal year ended December 31, 2005, the Board of Directors held one regular meeting and took 11 actions by Unanimous Consent. No director attended fewer than 100% of the total meetings of the Board either in person or via teleconference during 2005. John Baird and Mark Mayoka constitute the members of the audit committee, both are financial experts, and both are “independent” as defined by the 1940 Act. John Baird and Mark Mayoka constitute the members of the investment committee. The Board does not have an option or nominating committee.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires the Company's executive officers, directors and persons who beneficially own more than 10% of a registered class of the Company's equity securities to file with the Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Such persons are required by Commission regulations to furnish the Company with copies of all Section 16(a) forms they filed. During the fiscal year ended December 31, 2005, all required reports were filed.

Code of Ethics

The Company has adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. For purposes of this Item, the term code of ethics means written standards that are reasonably designed to deter wrongdoing and to promote:
•	honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;
•	full, fair, accurate, timely, and understandable disclosure in reports and documents that the issuer files with, or submits to, the Commission and in other public communications made by the issuer;
•	compliance with applicable governmental laws, rules and regulations;
•	the prompt internal reporting of violations of the code to the board of directors or another appropriate person or persons; and
•	accountability for adherence to the code.
The Company hereby undertakes to provide to any person without charge, upon request, a copy of such code of ethics. Such request may be made in writing to the board of directors at the address of the Company.

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
Executive Officer Compensation

The following table sets forth information with respect to compensation we paid for the years ended December 31, 2005, 2004 and 2003, for services of Isaac H. Sutton, our President, Chief Executive Officer, Chief Financial Officer and Secretary. We have not paid any other executive officer in excess of $100,000 (including salaries and benefits) during the years ended December 31, 2005, 2004 or 2003.

	Annual Compensation				Long-Term Compensation Awards
Name and Principal Positions	Year	Salary($)	Bonus($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options SARs (#)	LTIP Payouts ($)	All Other Compensation

Isaac H. Sutton Chief Executive Officer	2005	$240,000		-	-	-	-	-
	2004	$240,000(2)	$6,250(3)	-	-	-	-	-
	2003	$240,000(1)		-	-	-	-	-

(1) Of Mr. Sutton's compensation for the year ended December 31, 2003 approximately $120,000 has been converted to 144,285 (post splits) StarInvest Common shares and the balance accrued.

(2) Of Mr. Sutton’s compensation for the year ended December 31, 2004 approximately $165,000 has been converted to 115,000 (post Splits) StarInvest Group Common shares and the balance accrued.

(3) 250,000 restricted shares received in Portfolio Company Life Scientific Inc.

There were no options exercised in Last Fiscal Year ending December 31, 2005 and no options open for fiscal year ended December 31, 2005.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following provides the names and addresses of (i) each person known to the Company to beneficially own more than 5% of any class of the Company's outstanding stock; (ii) each of our officers and directors; and (iii) all of our officers and directors as a group as of March 1, 2006. Except as otherwise indicated, all shares are owned directly.  Percentage of beneficial ownership is based on 23,690,922 fully diluted shares of common stock outstanding and 3,400,000 Series B preferred stock outstanding, respectively, on March 1, 2006.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Title of Class	Percentage of Class

Isaac H. Sutton (1)(2) 122 East 42nd Street Suite 2715 New York, NY 10168	2.116,720 3,000,000(3)	Common Preferred Series B	.089% 88.2%

Robert H. Cole(1) 3300 North A Street Suite 2-210 Midland, Texas 79705	295,000	Common	1.2%

John Baird 10 Rockefeller Plaza New York, New York 10028	0	Common	*

Mark Mayoka(1) 950 3rd Ave. New York, New York 10022	61	Common	*

All Officers and Directors as a Group (4 persons)	2,411,781 3,000,000	Common(2) Preferred Series B(3)	10.1% 88.2%

*  Less than 1%
(1) Officer and/or director of our Company.
(2) Includes 886 shares of Common Stock held by Orbitel-One Inc, and 428 shares of Common Stock held by Unified Networks, Ltd., companies controlled by Mr. Sutton.
(3) On March 12, 2006, Mr. Sutton pledged 1,500,000 preferred shares to the lenders of $750,000 to the Company and part of the compensation for the exchange of GoIP Global, Inc shares and assignment of GoIP Global, Inc. debit to Isaac H Sutton. In addition Mr. Sutton pledged 750,000 preferred shares to Ronald Moschetta of Strasbourg Pension Tulchin & Wolff and 750,000 preferred shares to Scarborough, Inc. As a result of these transactions, Mr. Sutton will not retain any of the 3,000,000 preferred shares. This class of stock does not have voting rights, but is convertible into shares of our Common Stock at any time by the holder thereof on a 1-for-1 basis. The number of shares of our Common Stock that may be issued upon conversion of our outstanding Series B Preferred Stock will not be adjusted pursuant to the terms included in the Certificate of Designation creating our Series B Preferred Stock. Additionally, the holders of a majority of the Series B Preferred have the right to appoint a majority of the directors. As of March 20, 2006 there was 3,400,000 preferred Series B outstanding.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In September 2005 Isaac H Sutton the Company’s CEO converted 5,000,000 preferred shares to 5,000,000 Common shares.

On March 12, 2006 the Company entered into an agreement to exchange 7,042,348 of its shares held in GoIP Global, Inc plus $400,000 in debt due to the Company from GoIP Global, Inc with its CEO Isaac H Sutton for 2,200,000 shares common shares of StarInvest Group (which will be cancelled and returned to treasury) and 1,500,000 preferred shares of StarInvest Group, Inc (which will be distributed to the lenders under the March 12, 2006 Loan agreement).

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.

(1) AUDIT FEES

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the Company's annual financial statements and review of financial statements included in the Company's Form 10-Q (17 CFR 249.308a) or 10-QSB (17 CFR 249.308b) or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was $34,347 for the fiscal year ended December 31, 2004 and $6,650 for the fiscal year ended December 31, 2005.

(2) AUDIT-RELATED FEES

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the Company's financial statements was $8484 and $4,500 for the fiscal years ended December 31, 2004 and 2005.

(3) TAX FEES

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was $7400 for the fiscal years ended December 31, 2004 and December 31, 2005.

(4) ALL OTHER FEES

The aggregate fees billed in each of the last two fiscal years for products and services provided by the principal accountant, other than the services reported above was $-0- for the fiscal years ended December 31, 2004 and 2005.

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

PART IV
ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

a.    Documents Filed as Part of this Report

The following financial statements are set forth in Item 8:

b.    Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

10.1	Secured Promissory Note for $750,000 with Strasbourg Pension Tulchin & Wolff, dated March 12, 2006.
10.2	Loan and Security Agreement Strasbourg Pension Tulchin & Wolff, dated March 12, 2006.
10.3	Assignment of GoIP Global, Inc Debt to Isaac H Sutton dated March 12, 2006.
10.4	Assignment and Assumption of Lease dated March 1, 2006

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

StarInvest Group, Inc
Date: March 27, 2006	/s/Isaac H Sutton
Isaac H Sutton
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Date: March 27, 2006	/s/ Isaac H Sutton
Isaac H Sutton
Chairman of the Board of Directors , Chief Compliance Officer, Treasurer and Secretary (Principal Accounting and Financial Officer)

Date: March 27, 2006	/s/ John Baird
John Baird
Director

Date: March 27, 2006	/s/ Mark Mayoka
Mark Mayoka
Director