Form 10-Q
period 2006-03-31
STARINVEST GROUP, INC.
filed 2006-05-18
CIK 810270

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934

                       For the period ended March 31, 2006
                                       or

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________ to ____________

                         COMMISSION FILE NUMBER: 0-18049

                             StarInvest Group, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                      Nevada                             91-1317131
          -------------------------------              --------------
          (State of other jurisdiction of              (IRS Employer
           incorporation or organization)              Identification




          3300 North A Street Suite 2-210
                   Midland, Texas                           79705
                   --------------                           -----
      (Address of principal executive offices)            (Zip Code)

                    Issuer's Telephone Number: (432) 682-8373

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

State the number of shares outstanding of each of the issuer's classes of common equity, as the latest practicable date: There were 23,665,922 shares of the Registrant's common stock issued and outstanding as of May 15, 2006.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

                             StarInvest Group, Inc.

                                    FORM 10-Q

                      QUARTERLY PERIOD ENDED March 31, 2006

                                TABLE of CONTENTS

                                                                           Page
                                                                           ----
PART I - FINANCIAL INFORMATION                                              3
Item 1 - Financial Statements                                               3
  Balance Sheet March 31, 2006(Unaudited) and December 31, 2005             4
  Statements of Operations (Unaudited) For the Three Months and             5
  Three Months Ended March 31, 2006 and 2005.
  Statements of Cash Flows (Unaudited) For the Three Months Ended           6
  March 31, 2006 and 2005
  Notes to Financial Statements                                             7
Item 2 - Management's Discussion and Analysis of Financial                  11
Condition and Results of Operations
Item 3 - Quantitative and Qualitative Disclosures about                     23
Market Risk
Item 4 - Controls and Procedures                                            24
PART II - OTHER INFORMATION                                                 24
Item 1 - Legal Proceedings                                                  24
Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds        25
Item 3 - Default upon Senior Securities                                     25
Item 4 - Submission of Matters to a Vote of Security Holders                26
Item 5 - Other Information                                                  26
Item 6 - Exhibits                                                           26
Signatures                                                                  27

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS












                              STARINVEST GROUP, INC

                              FINANCIAL STATEMENTS

                      March 31, 2006 and December 31, 2005

               STARINVEST GROUP, INC. (FORMERLY EXUS GLOBAL, INC.)
                                  BALANCE SHEET
                    AS OF MARCH 31, 2006 & DECEMBER 31, 2005

                                                                  2006            2005
                                                              ------------    ------------
ASSETS                                                         (unaudited)      (audited)
   Current Assets
       Cash                                                   $      6,287    $        150

                                                              ------------    ------------

         Total current assets                                        6,287             150

   Loans and investments (cost of $2,253,272 & $2,079,077)       2,801,646       2,671,303
   Other Assets                                                         --          26,207
                                                              ------------    ------------

         Total assets                                         $  2,807,933    $  2,697,660
                                                              ============    ============


LIABILITIES AND STOCKHOLDERS' EQUITY

   Current liabilities
       Accounts payable and accrued expenses                  $    403,142    $    478,804
       Due to officer                                                   --          13,060
       Loans payable                                               800,044         335,331
                                                              ------------    ------------

         Total current liabilities                               1,203,186         827,195
                                                              ------------    ------------

       Obligation to repurchase shares                              45,000          45,000
                                                              ------------    ------------

   Stockholders' equity
      Series B preferred stock, $.001 par value; 10,000,000
      shares authorized;
      3,400,000 and 3,400,000 shares issued
       And outstanding, respectively                                 3,400           3,400
      Common stock, $.001 par value, 900,000,000 shares
       authorized; 23,665,922 and 25,392,021 shares issued
       and outstanding, respectively                                23,666          25,392
      Additional paid-in-capital                                12,643,041      12,583,672
      Stock subscription receivable                               (377,500)       (440,268)
      Treasury stock                                              (385,559)             --
      Accumulated deficit                                      (10,347,301)    (10,346,731)
                                                              ------------    ------------

         Total stockholders' equity (deficit)                    1,559,747       1,825,465
                                                              ------------    ------------

         Total liabilities and stockholders' equity           $  2,807,933    $  2,697,660
                                                              ------------    ------------
       Net asset value per common share                       $       0.06    $       0.06
                                                              ------------    ------------

               STARINVEST GROUP, INC. (FORMERLY EXUS GLOBAL, INC.)
                             STATEMENT OF OPERATIONS
                      FOR THE THREE MONTHS ENDED MARCH 31,

                                                                             2006           2005
                                                                        ------------    ------------
Operations:                                                              (unaudited)    (unaudited)

   Interest and dividends                                               $     24,124    $         --
   Consulting income                                                          56,000              --
                                                                        ------------    ------------

   Gross profit                                                               80,124              --
                                                                        ------------    ------------

   Expenses:
       General and administrative                                            138,031         130,190

                                                                        ------------    ------------

   Total expenses                                                            138,031         130,190
                                                                        ------------    ------------

   Loss before other income (expenses)                                       (57,907)       (130,190)
                                                                        ------------    ------------

Net Realized and Unrealized Gains (Losses):
       Net change in unrealized appreciation or depreciation                 257,336              --
                                                                        ------------    ------------

   Total net gains                                                           257,336              --
   Dividend                                                                 (200,000)             --
                                                                        ------------    ------------
Net decrease in net assets resulting from operations                    $       (571)   $   (130,190)
                                                                        ------------    ------------

    Loss per common share - basic and fully diluted                     $      (0.00)   $      (0.01)
                                                                        ------------    ------------
   Weighted average common shares outstanding basic and fully diluted     28,964,359      14,616,026
                                                                        ------------    ------------

               STARINVEST GROUP, INC. (FORMERLY EXUS GLOBAL, INC.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE 3 MONTHS ENDED MARCH 31,

                                                        2006           2005
                                                    -----------    -----------

Cash flows from operating activities:
Net increase (decrease) in net assets resulting
from operations                                            (571)   $  (130,190)
                                                    -----------    -----------

Adjustments to reconcile net loss to net
  cash used in operating activities:
  Net unrealized (gain) loss in investments            (257,336)            --
  Dividend                                              200,000             --
  Consulting Income                                     (56,000)            --
Changes in assets and liabilites:
  (Increase) decrease in assets:
  Other assets                                           26,207             --
Increase (decrease) in liabilities:
  Accounts payable and accrued expenses                 (75,662)       (64,734)
                                                    -----------    -----------

   Total adjustments                                   (162,791)       (64,734)
                                                    -----------    -----------

Net cash used in operating activities                  (163,362)      (194,924)
                                                    -----------    -----------

Cash flows used by investing activities
  Cash paid for investments                            (281,104)    (1,065,474)
                                                    -----------    -----------

Cash flows from financing activities
  Net proceeds from (repayments of) loans               464,713        (23,601)
  Proceeds from (repayments of) officer loan            (13,060)      (175,967)
  Payment to repurchase shares                           (1,050)            --
  Obligation to repurchase shares                            --        105,000
  Proceeds from issuance of common stock                     --      1,921,064
                                                    -----------    -----------

Net cash provided by financing activities               450,603      1,826,496
                                                    -----------    -----------

Net increase (decrease) in cash                           6,137        566,098

Cash, beginning of period                                   150          2,151
                                                    -----------    -----------

Cash, end of period                                       6,287        568,249
                                                    -----------    -----------

Supplemental disclosure of cash flow information:

  Interest                                          $        --    $        --
                                                    -----------    -----------

  Income taxes                                      $        --    $        --
                                                    -----------    -----------

                             STARINVEST GROUP, INC.
                            STATEMENT OF INVESTMENTS
                                 MARCH 31, 2006


PORTFOLIO COMPANY               DESCRIPTION OF     COST              VALUE
                                BUSINESS
Amazon Biotech                  Biotech            $107,329          $140,408        Public AMZB

110 Media Group, inc            Internet           $50,000           $150,000        Public ONTN

Net2Aution Inc                  Retail Stores      $0                $487,200        Public NAUC

Siteworks Build & Development   Construction       $100,000          $235,000        Public SWKJE
Corp.

New Life Scientific             Biotech            $256,049          $56,100         Public NWL S

ICT Technolgies                 Tech Company       $18,235           $5,133          Public ICTT

Promana                         Data Processing    $0                $56,000         Public PSCU

Gambino Apparel                 Manufacturing      $35,000           $35,000         Public GBNG

AGI Partners, LTD               Management         $200,000          $200,000        Private
                                Consulting

Miscor Ltd(3)                   Power Service      $800,845          $1,087,546      Private

Premier Indemnity               Insurance          $125,000          $125,000        Private



Western Roses                   Cemeteries         $150,000          $164,259        Private

Wireless Ink LLC                New media          $60,000           $60,000         Private

Food products Inc               Food distribution  $10,814           0               Private

Secure X LLC                    IT security        $140,000          0               Private


                                Total              $2,053,272        $2,801,646

Notes to the Financial Statements March 31, 2006

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

The accompanying financial statements have been prepared by StarInvest Group, Inc. ("STIV" or the "Company") without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2006, and the results of operations and cash flows for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These financial statements should be read in conjunction with the audited financial statements and related notes and schedules included in the Company's 2005 Annual Report filed on Form 10-K dated December 31, 2005. The results of operations for the periods ended March 31, 2006 and 2005 are not necessarily indicative of the operating results for the full years.

The Company is a specialty investment company principally providing capital to small- and medium-sized technology companies. The Company intends to focus its portfolio in the following technology sectors: software, Internet, information technology services, media, telecommunications, semiconductors, hardware and technology-enabled services. As of March 31, 2006, we have invested approximately $2,053,272 in 15 portfolio companies. Our investment objective is to maximize the portfolio's total return by investing in the debt and/or equity securities of technology-related companies. We also seek to provide our stockholders with current income on investments in debt securities and long-term capital growth through the appreciation in the value of warrants or other equity instruments that we may receive when we make debt or equity investments.

NOTE 2 - INVESTMENTS

During the period from our initial election in March 2004 through March 31, 2006, the Company has made 15 investments in target companies that total approximately $2,053,272 in funded capital with a current valuation of $ 2,801,646; our investment portfolio consists of the following:

   Portfolio                                                 Value
      110 Media Group, Inc Loan                                150,000.00
      AGI Partners Ltd - Investment                            200,000.00
      Amazon Biotech - Investment                              140,408.00
      Gambino Apparel f/n/a  Sun Coast Naturals Inc - Loan      35,000.00
      ICT Technologies Inc                                       5,133.00
      Miscor/Magnetech Corp. - Equity                          253,750.82
      Miscor/Magnetech Corp. - Loan                            833,795.50
      Net2Auction Investment                                   487,200.00
      New Life Scientific - Investment                          56,100.00
      Premier Indemnity Holding Co                             125,000.00
      Promana Investment                                        56,000.00
      Siteworks Building & Development Co Investment           235,000.00
      Western Roses - Loan                                     164,259.31
      Wireless Ink LLC - Loan                                   60,000.00
   Total Other Assets                                       $2,801,646.63
                                                            -------------

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

The board has arrived at the following valuation method for its investments Where there is not a readily available source for determining the market value of any investment, either because the investment is not publicly traded, or is thinly traded, and in absence of a recent appraisal, the value of the investment shall be based on the following criteria:

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

On March 12, 2006 we entered into an agreement with our Chief Executive Officer, Isaac H Sutton, to exchange 7,042,348 of our shares in GoIP Global, Inc., a portfolio company, plus $400,000 in debt due to us from GoIP Global for 2,200,000 shares common shares of StarInvest Group (which will be cancelled and returned to treasury) and 1,500,000 preferred shares of StarInvest Group, Inc (which will be distributed to the lenders under the March 12, 2006 Loan agreement). The 2,200,000 common shares were returned to treasury and canceled in March.

On March 12, 2006 we entered into a Loan and Security Agreement with Strasbourg Pension Tulchin & Wolff, for up to $775,000 and to pay them a fee of 5% for the funds raised. As of May 15, 2006 we received $775,000 from these proceeds and paid Strasbourg $38,750 in fees.

On March 30, 2006 we invested $50,000 for 100,000 restricted common shares of 110 Media Group Inc a New York based company specializes in marketing of products utilizing direct email, online exposure, and traditional methods. The company offers manufacturers, resellers, and service providers a resource for business development, market development, and channel development.

On March 31, 2006 we invested $100,000 for 5,000,000 restricted common shares of SiteWorks Building and Development Co, a Florida based company engaged in general construction, construction management, and real estate development in South Florida, the Caribbean, and South East Asia.

NOTE 4 - LOANS PAYABLE (AS OF MARCH 31, 2006)
Oyen (1)                          $  48,947.
New Canaan Partners, Ltd (2)      $ 218,700
Aqua Alta, Ltd                    $ 200,000
David Cohen                       $ 150,000
Mark Finkelstein                  $ 100,000
Scarborough, Ltd                  $  50,000
Related Parties                   $  32,397

Total                             $ 800,045

(1) A note in the principal amount of $50,000 was due in September 2001. The note bears interest at 24% per annum and is currently in default. Interest and penalties have been accrued. In September, the Company defaulted on an agreed monthly repayment plan. Based on the settlement agreement, the note holder has the right to file a Confession of Judgment against the Company and Isaac Sutton, the former CEO of the Company . The Company is making payments and the enforcement of the Judgment has been stayed.

2) Notes in the principal amount of $500,000 were due to New Canaan Partners, Ltd a company, which is controlled by certain minority shareholders of StarInvest Group, Inc. The notes were due on various dates through July 2004, and bore interest at 15% per annum. The notes were collateralized by all of the assets of the Company. On December 31, 2002, the Company issued 238,095 restricted common shares to the note holders in consideration of converting debt in the amount of $325,540 and accrued interest through December 31, 2002 of $52,996. The shares issued have been valued at their fair market value of $.01 on the date of issuance. The remaining balance of $187,500 was due and payable on December 31, 2005 with interest of 8% per annum payable each December 31. At December 31, 2005, accrued interest related to this note amounted to $31,200, for a total of $218,700 and is included in the loan payable amount. This note is in default.

NOTE 5 - SUBSEQUENT EVENTS

As of May 10, 2006 Isaac H Sutton, Mark Mayoka, and John Baird resigned from all their respective postions with the Company and the board appointed Robert H. Cole as of said date as the Chief Executive Officer and Chief Financial Officer of the Company. Tanvier M. Malik and Stephen J. Cole-Hatchard were appointed as directors of the Company.

In March 2006, we issued a press release that the Board approved a buy back of up to 2,000,000 of our shares at a price up to $.10 per share. As of May 15, 2006 the company repurchased 70,000 shares.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As used in this Form 10-Q, references to the "Company," "STIV", "we," "our" or "us" refer to StarInvest Group, Inc. unless the context otherwise indicates.


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

INCOME TAXES

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We regularly review our deferred tax assets for recoverability and establish a valuation allowance based upon historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. As of March 31, 2006, we estimated the allowance on net deferred tax assets to be one hundred percent of the net deferred tax assets.

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

OUR STRATEGY

We are a specialty investment company principally providing capital to small and medium-sized technology companies. We intend to focus our portfolio in the following technology sectors: software, Internet, information technology services, media, telecommunications, semiconductors, hardware and technology-enabled services. As of December 31, 2005 and March 31, 2006, we had invested approximately $2,053,272 in 15 portfolio companies, and approximately$150,000 in 2 portfolio companies, respectively. Our investment objective is to maximize our portfolio's total return by investing in the debt and/or equity securities of technology-related companies. We also seek to provide our stockholders with current income on investments in debt securities and long-term capital growth through the appreciation in the value of warrants or other equity instruments that we may receive when we make debt investments or equity investments.

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

While we intend to concentrate our investments in technology-related sectors, we may seek other investment opportunities outside these sectors and may also have up to 30% of our assets invested in non-eligible investments. Our headquarters are at 3300 North A Street Suite 2-210 Midland, Texas 79705 and our telephone number is (432) 682-8373.

RESULTS OF OPERATIONS

Three months ended March 31, 2006 compared to three months and ended March 31, 2005

During the 3 months ended March 31, 2006, we had a net decrease in net assets of $571, compared to a net decrease in net assets of $130,190 during the same quarter of 2005. The net decrease in net assets in 2006 resulted from the net change in unrealized appreciation of $257,336, a dividend of $200,000, income of $80,124 and expenses of $138,031.

Operating expenses were $138,031 and $130,190 for the quarters ended March 31, 2006 and 2005, respectively.

Operating expenses in the quarter ended March 31, 2005 included approximately $32,000 in "Professional Fees" which included accounting, legal and consulting fees.

LIQUIDITY AND CAPITAL RESOURCES

The accompanying financial statements have been prepared in conformity with principles of accounting applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We had a net decrease in net assets from operations of $571 and have incurred operating losses from inception and have an accumulated deficit of ($10,347,301) as of March 31, 2006. We require additional capital to meet our operating requirements. Management plans to increase cash flows through the sale of securities and, through our on going profitable operations. There are no assurances that such plans will be successful. No adjustments have been made to the accompanying financial statements as a result of this uncertainty.

For the three months ended March 31, 2006, we had used cash in operating activities of $163,362 compared to $194,924 used in operating activities for the three months ended March 31, 2005.

For the three months ended March 31, 2006, we used cash for the purpose of investing in our portfolio companies of $281,104 compared to $1,065,474 used for investing activities for the nine months ended March 31, 2005.

For the three months ended March 31, 2006, net cash provided by financing activities was $450,603 as compared to net cash provided by financing activities of $1,826,496 for the three months ended March 31, 2005. During the three months ended March 31, 2006, we received $59,868 proceeds from the issuance of stock compared to $1,921,064 received during the three months ended March 31, 2005.

On May 10, 2005, we filed our second annual notification with the Commission of our intent to raise capital through the issuance of securities exempt from registration under Regulation E of the Securities Act of 1933. This exemption allows us to sell up to $5,000,000 of securities exempt from registration. Through the end of March 2006, we raised $3,877,012 through the sale of 19,290,922 shares of common stock through the use of the Regulation E exemption.

There is no assurance that we will be able to raise any additional funds or that any funds made available will be adequate for us to continue as a going concern. Further, if we are not able to generate positive cash flow from operations, or are unable to risks we face, and we face other risks, which are not yet predictable. If any of the following risks occur, our business, financial condition and results of operations could be materially adversely affected. In such case, our net asset value and the trading price of our common stock could decline, and you may lose all or part of your investment.

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

WE HAVE HISTORICALLY LOST MONEY AND LOSSES MAY CONTINUE IN THE FUTURE.

We have historically lost money. The loss for our year ending December 31, 2005 was approximately $670,000; and future losses are likely to occur. Accordingly, we may experience significant liquidity and cash flow problems if we are not able to raise additional capital as needed and on acceptable terms. No assurances can be given that we will be successful in reaching or maintaining profitable operations.

WE WILL NEED TO RAISE ADDITIONAL CAPITAL TO FINANCE OPERATIONS.

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

THERE IS SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN DUE TO RECURRING LOSSES AND WORKING CAPITAL SHORTAGES, WHICH MEANS THAT WE MAY NOT BE ABLE TO CONTINUE OPERATIONS UNLESS WE OBTAIN ADDITIONAL FUNDING.

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

OUR COMMON STOCK MAY BE AFFECTED BY LIMITED TRADING VOLUME AND MAY FLUCTUATE SIGNIFICANTLY.

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

OUR COMMON STOCK IS QUOTED ON THE OVER-THE-COUNTER BULLETIN BOARD, WHICH MAY MAKE IT MORE DIFFICULT FOR INVESTORS TO RESELL THEIR SHARES DUE TO SUITABILITY REQUIREMENTS.

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

WE MAY CHANGE OUR INVESTMENT POLICIES WITHOUT FURTHER SHAREHOLDER APPROVAL.

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

OUR INVESTMENTS MAY NOT GENERATE SUFFICIENT INCOME TO COVER OUR OPERATIONS.

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

WE ARE DEPENDENT UPON KEY MANAGEMENT PERSONNEL FOR OUR FUTURE SUCCESS, PARTICULARLY ROBERT COLE.

We depend on the diligence, skill and network of business contacts of our management. Our management, together with other investment professionals, will evaluate, negotiate, structure, close, monitor and service our investments. Our future success will depend to a significant extent on the continued service and coordination of the management team, particularly Robert Cole, our Chief Executive Officer. The departure of Mr. Cole could have a material adverse effect on our ability to achieve our investment objective. We do not maintain a key man life insurance policy on Mr. Cole.

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

A CHANGE IN INTEREST RATES MAY ADVERSELY AFFECT OUR PROFITABILITY.

A portion of our income will depend upon the difference between the rate at which we borrow funds (if we do borrow) and the interest rate on the debt securities in which we invest. We anticipate using a combination of equity andlong-term and short-term borrowings to finance our investment activities. Some of our investments in debt securities are at fixed rates and others at variable rates. We may, but will not be required to, hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts, subject to applicable legal requirements. These activities may limit our ability to participate in the benefits of lower interest rates with respect to the hedged portfolio. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. Also, we have limited experience in entering into hedging transactions, and we will initially have to purchase or develop such expertise.

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

Our Chief Executive Officer and Chief Financial Officer (collectively the "Certifying Officers") maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management timely. The Certifying Officers have concluded that the disclosure controls and procedures are effective at the "reasonable assurance" level. Under the supervision and with the participation of management, as of March 31, 2006, the Certifying Officers evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule [13a-15(e)/15d-15(e)] under the Exchange Act). Furthermore, the Certifying Officers concluded that our disclosure controls and procedures in place were designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported on a timely basis in accordance with applicable Commission rules and regulations; and
(ii) accumulated and communicated to our management, including our Certifying Officers and other persons that perform similar functions, if any, to allow us to make timely decisions regarding required disclosure in our periodic filings.

(b) Changes in internal controls.

Our Certifying Officers have indicated that there were no changes in our internal controls or other factors that could affect such controls during the quarter ending March 31, 2006, and there were no such control actions taken during the quarterly period ending March 31, 2006.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Farsedakis vs. the Company had received a default judgment by a former consultant for services performed for $71,415. The default judgment was based upon a breach of contract claim between the Plaintiff and the Company. The judgment has been recorded in our Accounts Payable. As of December 31, 2005 the balance due is $40,045, which was payable half on December 7, 2005 and half January 7, 2006. In March 2006 the Company has reached a settlement and has paid the debt in full.

On February 18, 2005, William Oyen and Carolyn Oyen filed a lawsuit entitled "William Oyen and Carolyn Oyen v. Exus Global Networks f/k/a Exus Networks, Inc. and Isaac Sutton". United States District Court Southern District of New York case no. 04-CV-01327, against us and Isaac Sutton, for failure to pay a promissory note of $50,000, personally guaranteed by Isaac Sutton. A settlement was reached whereby the Company entered into a monthly payment plan and issued a confession of Judgment in the event of default, In September 2005, the Company defaulted on an agreed monthly repayment of a $53,000 note. Based on the prior settlement agreement the Creditor has the right to file a Confession of Judgment against the Company and Isaac Sutton. Through April 2006 the Company paid $55,000 and received a moratorium on the judgment.

Kentan Limited Corporation, a holder of a convertible note for $125,000 began litigation for payment, the case was settled on April 5, 2005 in the Southern District of New York, whereby the company agreed to a confession of judgment and is required to pay quarterly until the debit is paid. As of November 8, 2005 a total of $75,000 was paid. Last payment of $35,286 was due on January 10, 2006. In February 2006 the debt was fully paid and satisfied.

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

ITEM 1A. RISK FACTORS

The following is added as a risk relating to our business and structure:

ON MAY 10, 2006, WE UNDERWENT A CHANGE IN MANANGEMENT, AND SINCE WE DEPEND ON THE DILIGENCE, SKILL AND NETWORK OF BUSINESS CONTACTS OF OUR MANAGEMENT, SUCH CHANGE MAY HAVE A MATERIAL ADVERSE EFFECT ON OUR COMPANY.

As of May 10, 2006 Isaac H Sutton, Mark Mayoka, and John Baird resigned from all their respective positions with the Company and the board appointed Robert H. Cole as of said date as the Chief Executive Officer and Chief Financial Officer of the Company. Tanvier M. Malik and Stephen J. Cole-Hatchard were appointed as directors of the Company. Our new management, together with other investment professionals, will evaluate, negotiate, structure, close, monitor and service our investments. Our future success will depend to a significant extent on the continued service and coordination of the new management team, particularly Robert Cole, our Chief Executive Officer. The departure of Mr. Cole could have a material adverse effect on our ability to achieve our investment objective. We do not maintain a key man life insurance policy on Mr. Cole.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers. (As of March 31, 2006)

                      ISSUER PURCHASES OF EQUITY SECURITIES
================================================================================
                                                              (d) MAXIMUM
                                                 (c) TOTAL     NUMBER (OR
                                                 NUMBER OF     APPROXIMATE
                                                 SHARES (OR   DOLLAR VALUE)
                                                   UNITS)     OF SHARES (OR
                                    (b)          PURCHASED     UNITS) THAT
               (a) TOTAL          AVERAGE        AS PART OF    MAY YET BE
               NUMBER OF           PRICE          PUBLICLY      PURCHASED
               SHARES (OR         PAID PER        ANNOUNCED     UNDER THE
                 UNITS)            SHARE          PLANS OR      PLANS OR
  PERIOD       PURCHASED         (OR UNIT)        PROGRAMS      PROGRAMS
================================================================================
01/01/06           0                 0                0             0
To 01/31/06
================================================================================
02/01/06           0                 0                0             0
To 02/28/06
================================================================================
03/01/06           25,000            $0.041           25,000        1,975,000(1)
To 03/31/06
================================================================================
Total              25,000            $0.041           25,000        1,975,000
================================================================================

(1) In March 2006, we issued a press release announcing that the Board approved a buy back of up to 2,000,000 of our shares at a price up to $.10 per share. As of May 15, 2006 the company has repurchased 70,000 shares.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Notes in the principal amount of $500,000 were due to New Canaan Partners, Ltd a company, which is controlled by certain minority shareholders of StarInvest Group, Inc. The notes were due on various dates through July 2004, and bore interest at 15% per annum. The notes were collateralized by all of the assets of the Company. On December 31, 2002, the Company issued 238,095 restricted common shares to the note holders in consideration of converting debt in the amount of $325,540 and accrued interest through December 31, 2002 of $52,996. The shares issued have been valued at their fair market value of $.01 on the date of issuance. The remaining balance of $187,500 was due and payable on December 31, 2005 with interest of 8% per annum payable each December 31. At March 31, 2006, accrued interest related to this note amounted to $31,200, for a total of $218,700 and is included in the loan payable amount. This note is in default.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

On February 15, 2006 we issued a dividend of 850,000 shares of its portfolio company Rep Retail E Promotion Inc valued at $200,000 to all shareholders of record, based on a ratio of 1 share for 30 shares held of the company. All shareholders with less than 29 shares received $5.

On March 1, 2006 we assigned our lease of office space at 122 East 42nd Street Suite 2715 NY N.Y. to GoIP Global, Inc. a portfolio company. The security deposit of $25,707 for the space was expensed and the future rent payments were assumed by GoIP Global, Inc. The office lease is personally guaranteed by Isaac
H. Sutton, the Company's CEO.

On March 9, 2006 we appointed Robert Cole to the Board of Directors.

On March 12, 2006 we entered into an agreement with our former CEO Isaac H. Sutton to exchange 7,042,348 of our shares in GoIP Global, Inc., a portfolio company, plus $400,000 in debt due to us from GoIP Global for 2,200,000 shares of common stock of StarInvest Group (which will be cancelled and returned to treasury) and 1,500,000 preferred shares of StarInvest Group, Inc (which will be distributed to the lenders under the March 12, 2006 Loan agreement). The Loan is due on March 12, 2007 (Maturity Date), and bores interest at 8% per annum. The Loan is collateralized by all of the assets of the Company.

As of May 10, 2006 Isaac H Sutton, Mark Mayoka, and John Baird resigned from all their respective positions with the Company and the board appointed Robert H. Cole as of said date as the Chief Executive Officer and Chief Financial Officer of the Company. Tanvier M. Malik and Stephen J. Cole-Hatchard were appointed as directors of the Company.

On May 10, 2006, StarInvest Group, Inc. underwent a change in control. On such date, Isaac H. Sutton, the holder of 3,000,000 shares (representing 88.2%) of the issued and outstanding shares of Series B Preferred Stock, transferred 1,550,000 of such shares to the persons set forth in column (a) of the table below in the amount set forth in column (b) of such table. Such transfers were made in consideration of loans extended to the Company by such persons in the amount set forth in column (c) of the table below. The source of funds for the loans made by the transferees came from the respective transferees personal funds.

In addition, through a private transaction valued at Par ,Mr. Sutton transferred 725,000 shares of the Series B Preferred Stock to each of Ronald Moschetta and Scarborough Ltd., which is controlled by Clive Dakin.

The Series B Preferred Stock does not have voting rights, but holders of the majority of the Series B Preferred Stock have the right to appoint a majority of the directors. In addition, the Series B Preferred Stock is convertible into shares of the Registrant's common stock on a one-for-one basis. Pursuant to the terms of the Series B Preferred Stock, the number of shares of the Registrant's common stock that may be issued upon conversion of shares of the Series B Preferred Stock is not adjusted.

--------------------------------------------------------------------------------
          Name of Transferee          Number of Shares    Amount of Loan Made by
          ------------------          -----------------   ----------------------
                                         Transferred*        Transferee to the
                                         ------------         -----------------
                                                               Registrant in
                                                               -------------
                                                                Consideration
                                                                -------------
                                                                   for the
                                                                   -------
                                                                   Shares
                                                                   ------
                 (a)                         (b)                     (c)
--------------------------------------------------------------------------------
Aqua Alta Ltd.                             400,000                 $200,000.
c/o Casa Aqua Alta Costa Careyes
Jalisco, Mexico

----------------------------------------------------------------------------
David L. Cohen                             300,000                 $150,000
1800 Rockaway Avenue
Hewlett, New York 11557-1645

----------------------------------------------------------------------------
Marc Finkelstein                            200,00                 $100,000
26 Allevard Street
Lido Beach, New York 11561

----------------------------------------------------------------------------
Henry Fortier, III                          50,000                  $25,000
c/o Repro-Depot
186 Timberland Road - B-9
Clarksboro, New Jersey 08020

----------------------------------------------------------------------------
3111 Broadway Realty CRT                   300,000                 $150,000
Attn: Steve Horowitz
Moritt Hock Hamroff Horowitz
400 Garden City Plaza, Suite 202
Garden City, New York 11530

----------------------------------------------------------------------------
Gregg Gaylord                               50,000                  $25,000
4915 DENWOOD DRIVE
SHEBOYGAN WI 53083-2228

----------------------------------------------------------------------------
Allen Notowitz                              50,000                  $25,000
2710 VICTORIA MANOR
SAN CARLOS CA 94070-4348

----------------------------------------------------------------------------
Scarborough Ltd.                           100,000                  $50,000
c/o Euroba Management Ltd.
73 Front Street, 4th Floor
Hamilton, HM12
Bermuda

----------------------------------------------------------------------------
Beaufort Ltd.                              100,000                  $50,000
49 Whitehall
London SW1A 2BX
United Kingdom
----------------------------------------------------------------------------
Total                                    1,550,000                 $775,000
--------------------------------------------------------------------------------

The percentages set forth in the parentheses are the percentage of the total issued and outstanding shares of Series B Preferred Stock which such shares constitute. Such percentages are calculated based on 3,400,000 shares of Series B Preferred Stock issued and outstanding

ITEM 6. Exhibits and Reports on Form 8-K

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

Date: May 18, 2006                            /s/ Robert H. Cole
                                              -------------------------
                                                  Robert H. Cole
                                                  Chief Executive Officer