Form 10-Q
period 2006-06-30
STARINVEST GROUP, INC.
filed 2006-08-14
CIK 810270

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934

                       For the period ended June 30, 2006
                                       or

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________ to ____________

                         COMMISSION FILE NUMBER: 0-18049

                             StarInvest Group, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                      Nevada                              91-1317131
         -------------------------------                -------------
         (State of other jurisdiction of                (IRS Employer
          incorporation or organization)                Identification


        3300 North A Street Suite 2-210
                 Midland, Texas                             79705
                 --------------                             -----
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

State the number of shares outstanding of each of the issuer's classes of common equity, as the latest practicable date: There were 24,192,971 shares of the Registrant's common stock issued and outstanding as of August 14,2006.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

                             StarInvest Group, Inc.

                                    FORM 10-Q

                      QUARTERLY PERIOD ENDED June 30, 2006

                                TABLE of CONTENTS

PART I - FINANCIAL INFORMATION                                   page numbers

Item 1 - Financial Statements

Balance Sheets June 30, 2006(Unaudited) and December 31, 2005          4

Statements of Operations (Unaudited) For the Three Months              5
Ended June 30, 2006 and 2005.

Statements of Operations (Unaudited) For the Six Months                6
Ended June 30, 2006 and 2005.

Statements of Cash Flows (Unaudited) For the Six Months Ended          7
June 30, 2006 and 2005

Notes to Financial Statements                                       8-11

Item 2 - Management's Discussion and Analysis of Financial            11
Condition and Results of Operations

Item 3 - Quantitative and Qualitative Disclosures about               16
Market Risk

Item 4 - Controls and Procedures                                      16

PART II - OTHER INFORMATION                                           16

Item 1 - Legal Proceedings                                            16

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds  17

Item 3 - Default upon Senior Securities                               18

Item 4 - Submission of Matters to a Vote of Security Holders          18

Item 5 - Other Information                                            18

Item 6 - Exhibits                                                  21-25

Signatures

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS





                              STARINVEST GROUP, INC

                              FINANCIAL STATEMENTS

                       June 30, 2006 and December 31, 2005

               STARINVEST GROUP, INC. (FORMERLY EXUS GLOBAL, INC.)
                                 BALANCE SHEETS
                     AS OF JUNE 30, 2006 & DECEMBER 31, 2005

                                                                    2006            2005
                                                               ------------     ------------
ASSETS                                                          (unaudited)        (audited)
   Current Assets
       Cash                                                    $    139,459     $        150

                                                               ------------     ------------

         Total current assets                                       139,459              150

   Loans and investments (cost of $2,253,272 & $2,079,077)        2,153,524        2,671,303
   Other Assets                                                          --           26,207
                                                               ------------     ------------

         Total assets                                          $  2,292,983     $  2,696,756
                                                               ============     ============


LIABILITIES AND STOCKHOLDERS' EQUITY

   Current liabilities
       Accounts payable and accrued expenses                   $    351,830     $    478,804
       Due to officer                                                    --           13,060
       Loans payable                                              1,025,598          335,331
                                                               ------------     ------------

         Total current liabilities                                1,377,428          827,195
                                                               ------------     ------------

       Obligation to repurchase shares                               45,000           45,000
                                                               ------------     ------------

   Stockholders' equity
      Series B preferred stock, $.001 par value; 10,000,000
        shares authorized; 3,400,000 shares issued
        and outstanding                                               3,400            3,400
      Common stock, $.001 par value, 900,000,000 shares
       authorized; 24,192,971 and 25,392,021 shares issued
       and outstanding, respectively                                 24,193           25,392
      Additional paid-in-capital                                 12,445,014       12,583,672
      Stock subscription receivable                                (180,000)        (440,268)
      Treasury stock                                               (387,519)              --
      Accumulated deficit                                       (11,034,533)     (10,346,731)
                                                               ------------     ------------

         Total stockholders' equity (deficit)                       870,555        1,825,465
                                                               ------------     ------------

         Total liabilities and stockholders' equity            $  2,292,983     $  2,697,660
                                                               ============     ============
       Net asset value per common share                        $       0.04     $       0.06
                                                               ============     ============

               STARINVEST GROUP, INC. (FORMERLY EXUS GLOBAL, INC.)
                             STATEMENT OF OPERATIONS
                       FOR THE THREE MONTHS ENDED JUNE 30,

                                                                        2006            2005
                                                                   ------------     ------------
Operations:                                                         (unaudited)      (unaudited)
   Interest and dividends                                          $     15,740     $     15,809
   Consulting income                                                         --               --
                                                                   ------------     ------------

   Gross profit                                                          15,740           15,809
                                                                   ------------     ------------

   Expenses:
       General and administrative                                        48,058          308,145

                                                                   ------------     ------------

   Total expenses                                                        48,058          308,145
                                                                   ------------     ------------

   Loss before other income (expenses)                                  (32,318)        (292,336)
                                                                   ------------     ------------

Net Realized and Unrealized Gains (Losses):
       Realized gain (loss) on investment                              (200,000)           3,917
       Net change in unrealized appreciation or depreciation           (454,914)         663,907
                                                                   ------------     ------------

   Total net gains (losses)                                            (654,914)         667,824

                                                                   ------------     ------------
Net increase (decrease) in net assets resulting from operations    $   (687,232)    $    375,488
                                                                   ============     ============

   Basic earnings (loss) per common share                          $      (0.02)    $       0.03
                                                                   ============     ============
   Diluted earnings (loss) per common share                        $      (0.02)    $       0.02
                                                                   ============     ============
   Weighted average common shares outstanding  - basic               27,592,971       13,318,859
   Weighted average common shares outstanding  - diluted             27,592,971       23,318,859
                                                                   ============     ============

               STARINVEST GROUP, INC. (FORMERLY EXUS GLOBAL, INC.)
                             STATEMENT OF OPERATIONS
                        FOR THE SIX MONTHS ENDED JUNE 30,

                                                                     2006            2005
                                                                ------------     ------------
Operations:                                                      (unaudited)      (unaudited)
   Interest and dividends                                       $     30,989     $     15,809
   Consulting income                                                  56,000               --
                                                                ------------     ------------

   Gross profit                                                       86,989               --
                                                                ------------     ------------

   Expenses:
       General and administrative                                    177,213          438,335

                                                                ------------     ------------

   Total expenses                                                    177,213          438,335
                                                                ------------     ------------

   Loss before other income (expenses)                               (90,224)        (422,526)
                                                                ------------     ------------

Net Realized and Unrealized Gains (Losses):
       Realized gain (loss) on investment                           (200,000)           3,917
       Net change in unrealized appreciation or depreciation        (197,578)         663,907
                                                                ------------     ------------

   Total net gain (loss)                                            (397,578)         667,824
   Dividend                                                         (200,000)              --
                                                                ------------     ------------
Net decrease in net assets resulting from operations            $   (687,802)    $    245,298
                                                                ============     ============

    Earnings (loss) per common share outstanding - basic        $      (0.02)    $       0.03
                                                                ============     ============
    Earnings (loss) per common share outstanding - diluted      $      (0.02)    $       0.01
                                                                ============     ============
   Weighted average common shares outstanding - basic             28,274,877        9,015,240
   Weighted average common shares outstanding - diluted           28,274,877       19,015,240
                                                                ============     ============

               STARINVEST GROUP, INC. (FORMERLY EXUS GLOBAL, INC.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                         FOR THE 6 MONTHS ENDED JUNE 30,

                                                                                   2006            2005
                                                                               -----------     -----------
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations                $  (687,802)    $   245,298
                                                                               -----------     -----------

Adjustments to reconcile net loss to net cash used in operating activities:
  Net realized & unrealized (gain) loss on investments                             397,578        (663,907)
  Dividend                                                                         200,000              --
  Non-cash income                                                                        (           8,753)
  Consulting Income                                                                (56,000)             --
Changes in assets and liabilities:
  (Increase) decrease in assets:
  Other assets                                                                      26,207         (41,355)
Increase (decrease) in liabilities:
  Accounts payable and accrued expenses                                           (126,974)        125,749
                                                                               -----------     -----------

   Total adjustments                                                               432,058        (579,513)
                                                                               -----------     -----------

Net cash used in operating activities                                             (255,744)       (334,215)
                                                                               -----------     -----------

Cash flows used by investing activities
  Cash paid for investments                                                       (281,104)     (1,474,509)
                                                                               -----------     -----------

Cash flows from financing activities
  Net proceeds from (repayments of) loans                                          690,267        (101,691)
  Proceeds from (repayments of) officer loan                                       (13,060)       (165,967)
  Payment to repurchase shares                                                      (1,050)             --
  Obligation to repurchase shares                                                       --          63,000
  Proceeds from issuance of common stock                                                --       2,057,039
                                                                               -----------     -----------

Net cash provided by financing activities                                          676,157       1,852,381
                                                                               -----------     -----------

Net increase (decrease) in cash                                                    139,309          43,657

Cash, beginning of period                                                              150           2,151
                                                                               -----------     -----------

Cash, end of period                                                                139,459          45,808
                                                                               ===========     ===========

Supplemental disclosure of cash flow information:

  Interest                                                                     $        --     $        --
                                                                               ===========     ===========

  Income taxes                                                                 $        --     $        --
                                                                               ===========     ===========

                             STARINVEST GROUP, INC.
                            STATEMENT OF INVESTMENTS
                                  JUNE 30, 2006


PORTFOLIO COMPANY       DESCRIPTION OF   COST         VALUE
                        BUSINESS
Amazon Biotech          Biotech          $  107,329   $   76,138    Public AMZB

110 Media Group, inc    Internet         $   50,000   $  135,000    Public ONTN

Net2Aution Inc          Retail Stores    $   84,000   $  302,400    Public NAUC

Siteworks Build &       Construction     $  100,000   $   46,500    Public SWKJE
Development Corp.

New Life Scientific     Biotech          $  256,049   $   21,450    Public NWL S

ICT Technolgies         Tech Company     $   18,235   $    9,777    Public ICTT

Promana                 Data Processing  $        0   $   50,000    Public PSCU

Gambino Apparel         Manufacturing    $   35,000   $   35,000    Public GBNG

Miscor Ltd(3)           Power Service    $  800,845   $1,124,759    Private

Premier Indemnity       Insurance        $  125,000   $  125,000    Private

Western Roses           Cemeteries       $  150,000   $  167,500    Private

Wireless Ink LLC        New media        $   60,000   $   60,000    Private


                        Total            $1,786,458   $2,153,524

Notes to the Financial Statements June 30, 2006

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

The accompanying financial statements have been prepared by StarInvest Group, Inc. ("STIV" or the "Company") without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position as of June 30, 2006, and the results of operations and cash flows for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These financial statements should be read in conjunction with the audited financial statements and related notes and schedules included in the Company's 2005 Annual Report filed on Form 10-K dated December 31, 2005. The results of operations for the periods ended June 30, 2006 and 2005 are not necessarily indicative of the operating results for the full years.

The Company is an investment company principally providing capital to small- and medium-sized technology companies. The Company intends to focus its portfolio in the following technology sectors: software, Internet, information technology services, media, telecommunications, semiconductors, hardware and technology-enabled services. As of June 30, 2006, we have invested approximately $1,786,458 in 12 portfolio companies. Our investment objective is to maximize the portfolio's total return by investing in the debt and/or equity securities of technology-related companies. We also seek to provide our stockholders with current income on investments in debt securities and long-term capital growth through the appreciation in the value of warrants or other equity instruments that we may receive when we make debt or equity investments.

NOTE 2 - INVESTMENTS

During the period from our initial election in March 2004 through June 30, 2006, the Company has made 12 investments in target companies that total approximately $1,786,458 in funded capital with a current valuation of $ 2,153,524; our investment portfolio consists of the following:

Portfolio                                                      Value
      110 Media Group, Inc Loan                                135,000.00
      Amazon Biotech - Investment                               76,137.52
      Gambino Apparel f/n/a  Sun Coast Naturals Inc - Loan      35,000.00
      ICT Technologies Inc                                       9,777.20
      Miscor/Magnetech Corp. - Equity                          287,413.22
      Miscor/Magnetech Corp. - Loan                            837,346.00
      Net2Auction Investment                                   302,400.00
      New Life Scientific - Investment                          21,450.00
      Premier Indemnity Holding Co                             125,000.00
      Promana Investment                                        50,000.00
      Siteworks Building & Development Co Investment            46,500.00
      Western Roses - Loan                                     167,500.00
      Wireless Ink LLC - Loan                                   60,000.00
   Total Other Assets                                       $2,153,523.94
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

From January 1 through March 30, 2006 we raised $59,868 through the sale of 498,901 common shares through an offering exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Regulation E promulgated thereunder.

No shares were sold from April 1 through June 30, 2006.

NOTE 4 - LOANS PAYABLE (AS OF June 30, 2006)

3111 Broadway Realty CRT        $  150,000
Allen Notowitz                  $   25,000
Aqua Alta, Ltd                  $  200,000
Beaufort Ltd.                   $   50,000
David Cohen                     $  150,000
Gregg Gaylord                   $   25,000
Henry Fortier, III              $   24,500
Mark Finkelstein                $  100,000
New Canaan Partners, Ltd (1)    $  218,700
Scarborough, Ltd                $   50,000
Related Parties                 $   32,397

Total                           $1,025,597


(1) Notes in the principal amount of $500,000 were due to New Canaan Partners, Ltd a company, which is controlled by certain minority shareholders of StarInvest Group, Inc. The notes were due on various dates through July 2004, and bore interest at 15% per annum. The notes were collateralized by all of the assets of the Company. On December 31, 2002, the Company issued 238,095 restricted common shares to the note holders in consideration of converting debt in the amount of $325,540 and accrued interest through December 31, 2002 of $52,996. The shares issued have been valued at their fair market value of $.01 on the date of issuance. The remaining balance of $187,500 was due and payable on December 31, 2005 with interest of 8% per annum payable each December 31. At December 31, 2005, accrued interest related to this note amounted to $31,200, for a total of $218,700 and is included in the loan payable amount. This note is in default. WE ARE IN THE PROCESS OF NEGOTIATING A SETTLEMENT.

NOTE 5 - CURRENT QUARTER EVENTS

As of May 10, 2006 Isaac H Sutton, Mark Mayoka, and John Baird resigned from all their respective postions with the Company and the board appointed Robert H. Cole as of said date as the Chief Executive Officer and Chief Financial Officer of the Company. Tanvier M. Malik and Stephen J. Cole-Hatchard were appointed as independent directors of the Company.

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

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements. For this purpose, any statements contained in this Form 10-Q that are not statements of historical fact may be deemed to be forward-looking statements. You can identify forward-looking statements by those that are not historical in nature, particularly those that use terminology such as "may," "will," "should," "expects," "anticipates," "contemplates," "estimates," "believes," "plans," "projected," "predicts," "potential," or "continue" or the negative of these similar terms. In evaluating these forward-looking statements, you should consider various factors, including, but not limited to, the following: (a) those risks and uncertainties related to general economic conditions; (b) whether we are able to manage our planned growth efficiently and operate profitable operations; (c) whether we are able to generate sufficient revenues or obtain financing to sustain and grow our operations; and (d) whether we are able to successfully fulfill our primary requirements for cash. In addition, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect our business, financial condition or future results. These risks are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. Our actual results may differ significantly from the results projected in the forward-looking statements. We assume no obligation to update forward-looking statements, except as otherwise required under the applicable federal securities laws.

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

INCOME TAXES

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We regularly review our deferred tax assets for recoverability and establish a valuation allowance based upon historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. As of June 30, 2006, we estimated the allowance on net deferred tax assets to be one hundred percent of the net deferred tax assets.

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

OUR STRATEGY

We are an investment company principally providing capital to small and medium-sized technology companies. We intend to focus our portfolio in the following technology sectors: software, Internet, information technology services, media, telecommunications, semiconductors, hardware and technology-enabled services. As of December 31, 2005 and March 31, 2006, we had invested approximately $2,053,272 in 15 portfolio companies, and approximately$150,000 in 2 portfolio companies, respectively. Our investment objective is to maximize our portfolio's total return by investing in the debt and/or equity securities of technology-related companies. We also seek to provide our stockholders with current income on investments in debt securities and long-term capital growth through the appreciation in the value of warrants or other equity instruments that we may receive when we make debt investments or equity investments.

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

We were founded in September 1985 as Gemini Energy Corporation under the laws of the State of Nevada. On January 28, 1994, our name was changed to Nerox Energy Corporation. On April 24, 1998, our name was changed to Nerox Holding Corporation. On December 15, 1998, our name was changed to E*twoMedia.com. As of August 31, 1999, we acquired all of the issued and outstanding shares of common stock of Free Publishing Services Limited. Operations ceased in the fourth quarter of 2000, and we became inactive pursuant to a share purchase agreement with Mintcanyon Business Ltd., entered into on December 29, 2000. We sold all our shares in Free Publishing Services Ltd. in exchange for the assumption of specified assets and liabilities. On December 19, 2000, our name was changed to Exus Networks, Inc. Pursuant to an Agreement and Plan of Reorganization (the "Exchange Agreement") dated January 15, 2001 between us and the shareholders of Exus Networks, Inc., a New York corporation ("Exus"), Isaac H. Sutton became our majority stockholder and our sole director. Upon consummation of the Exchange Agreement, we acquired all of Exus' common stock and the shareholders of Exus received 20,000,000 shares of our common stock. On April 10, 2003, our name was changed to Exus Global, Inc. During 2003, Exus Global was in the process of a complete reorganization, changing its core business from mobile satellite communication to that of a holding company. On March 9, 2004, we filed Form N-54A to elect to be regulated as a business development company under the Investment Company Act of 1940. Our status as a business development company can only be changed by a vote of our shareholders. On January 12, 2005 our name was changed to StarInvest Group, Inc.

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

t 0 0 While we intend to concentrate our investments in technology-related sectors, we may seek other investment opportunities outside these sectors and may also have up to 30% of our assets invested in non-eligible investments. Our headquarters are at 3300 North A Street Suite 2-210 Midland, Texas 79705 and our telephone number is (432) 682-8373.

RESULTS OF OPERATIONS

During the three months ended June 30, 2006, we had a net decrease in net assets of $687,232, compared to a net increase in net assets of $375,488 during the same quarter of 2005. The net decrease in net assets in 2006 resulted from the net change in unrealized depreciation of $454,914, a realized investment loss of $200,000 and an ordinary loss of $32,318.

Operating expenses were $48,058 and $308,145 for the quarters ended June 30, 2006 and 2005, respectively.

During the six months ended June 30, 2006, we had a net decrease in net assets of $687,802, compared to a net increase in net assets of $245,298 during the same six months of 2005. The net decrease in net assets in 2006 resulted from the net change in unrealized depreciation of $197,578, a realized loss on investment of $200,000, a dividend of $200,000 and an operating loss of $90,224.

Operating expenses were $177,213 and $438,335 for the six months ended June 30, 2006 and 2005, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The accompanying financial statements have been prepared in conformity with principles of accounting applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We had a net decrease in net assets from operations of $687,802 and have incurred operating losses from inception and have an accumulated deficit of ($11,034,533) as of June 30, 2006. We require additional capital to meet our operating requirements. Management plans to increase cash flows through the sale of securities and, through our on going profitable operations. There are no assurances that such plans will be successful. No adjustments have been made to the accompanying financial statements as a result of this uncertainty.

For the six months ended June 30, 2006, we had used cash in operating activities of $255,744 compared to $334,215 used in operating activities for the six months ended June 30, 2005. Such decrease in the use of cash in operating activities is primarily due to the fact that we did not have to pay any salaries to employees or rent for office space during the six months ended June 30, 2006. During the six months ended June 30, 2006, cash was used primarily to pay down payables and accrued expenses. In the corresponding period of 2005, cash was used primarily for the payment of operating expenses and was reduced by the unrealized gain in the same period.

For the six months ended June 30, 2006, we invested $281,104 in new portfolio companies as compared to $1,065,474 used for investing activities for the six months ended June 30, 2005. We invested in 110 Media and Siteworks during the six months ended June 30, 2006.

For the six months ended June 30, 2006, net cash provided by financing activities was $676,157 as compared to net cash provided by financing activities of $1,852,381 for the six months ended June 30, 2005. Cash provided by financing activities for 2006 came from new loans issued to the Company from investors. During the six months ended June 30, 2006, we received zero proceeds from the issuance of stock compared to $2,057,039 received during the six months ended June 30, 2005.

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

CONTRACTUAL OBLIGATIONS

The following table summarizes our outstanding contractual obligations as of June 30, 2006:

--------------------------------------------------------------------------------
                                 PAYMENTS DUE BY PERIOD
--------------------------------------------------------------------------------
 CONTRACTUAL
 OBLIGATIONS
--------------------------------------------------------------------------------
                       TOTAL     LESS THAN        1-3         3-5    MORE THAN
                                   1 YEAR        YEARS       YEARS    5 YEARS
--------------------------------------------------------------------------------
[Long-Term Debt    1,025,598      958,931       66,667
Obligations]
--------------------------------------------------------------------------------
[Capital Lease
Obligations]
--------------------------------------------------------------------------------
[Operating Lease
Obligations]
--------------------------------------------------------------------------------
[Purchase             45,000      45,000
Obligations]
--------------------------------------------------------------------------------
[Other Long-Term
Liabilities
Reflected on the
Registrant's
Balance Sheet
under GAAP]
--------------------------------------------------------------------------------
             TOTAL 1,070,598    1,003,931       66,667
--------------------------------------------------------------------------------

OFF BALANCE SHEET ARRANGEMENTS

None.

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

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Our Chief Executive Officer and Chief Financial Officer (collectively the "Certifying Officers") maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management timely. The Certifying Officers have concluded that the disclosure controls and procedures are effective at the "reasonable assurance" level. Under the supervision and with the participation of management, as of June 30, 2006, the Certifying Officers evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule [13a-15(e)/15d-15(e)] under the Exchange Act). Furthermore, the Certifying Officers concluded that our disclosure controls and procedures in place were designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported on a timely basis in accordance with applicable Commission rules and regulations; and
(ii) accumulated and communicated to our management, including our Certifying Officers and other persons that perform similar functions, if any, to allow us to make timely decisions regarding required disclosure in our periodic filings.

(b) Changes in internal controls.

Our Certifying Officers have indicated that there were no changes in our internal controls or other factors that could affect such controls during the quarter ending June 30, 2006, and there were no such control actions taken during the quarterly period ending June 30, 2006.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On February 18, 2005, William Oyen and Carolyn Oyen filed a lawsuit entitled "William Oyen and Carolyn Oyen v. Exus Global Networks f/k/a Exus Networks, Inc. and Isaac Sutton". United States District Court Southern District of New York case no. 04-CV-01327, against us and Isaac Sutton, for failure to pay a promissory note of $50,000, personally guaranteed by Isaac Sutton. A settlement was reached whereby the Company entered into a monthly payment plan and issued a confession of Judgment in the event of default, In September 2005, the Company defaulted on an agreed monthly repayment of a $53,000 note. Based on the prior settlement agreement the Creditor has the right to file a Confession of Judgment against the Company and Isaac Sutton. Through April 2006 the Company paid $55,000 and received a moratorium on the judgment. This lawsuit was settled on June 26, 2006.

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

ITEM 1A. RISK FACTORS

The Risk Factors included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2005 have not materially changed other than as set forth below:

The Securities and Exchange Commission has questioned our operation as a Business Development Company.

We were notified by the Securities and Exchange Commission in July, 2006 that the Commission does not think we comply with certain requirements of the 1940 Act and therefore are not a Business Development Company. Among other issues raised by the Commission, we were informed that the capital structure of the Company and our portfolio companies are not in compliance with the 1940 Act.. We intend to vigorously defend our Company as being a Business Development Company properly within the 1940 Act. However, if we are unsuccessful, we will, among other changes, not be able to raise funds under Regulation E and our accounting for our portfolio companies and several other matters relating to our operations will have to change.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Issuer Purchases of Equity Securities

                      ISSUER PURCHASES OF EQUITY SECURITIES
--------------------------------------------------------------------------------
                                                             (D) MAXIMUM
                                                              NUMBER (OR
                                                             APPROXIMATELY
                                        SHARES (OR           DOLLAR VALUE
                                           UNITS)            OF SHARES (OR
                               (B)       PURCHASED          UNITS) THAT MAY
             (A) TOTAL       AVERAGE    AS PART OF               YET BE
             NUMBER OF        PRICE      PUBLICLY              PURCHASED
             SHARES (OR     PAID PER     ANNOUNCED             UNDER THE
                UNITS)        SHARE       PLANS OR             PLANS OR
PERIOD        PURCHASED     (OR UNIT)     PROGRAMS             PROGRAMS
--------------------------------------------------------------------------------
01/01/06       0              0             0                0
To 01/31/06
--------------------------------------------------------------------------------
02/01/06       0              0             0                0
To 02/28/06
--------------------------------------------------------------------------------
03/01/06       25,000         $0.041        25,000           1,975,000(1)
To 03/31/06
--------------------------------------------------------------------------------
04/01/06       45,000         $0.043        45,000           1,930,000
To
04/30/06
--------------------------------------------------------------------------------
05/01/06
To
05/31/06
--------------------------------------------------------------------------------
06/01/06
To
06/30/06
--------------------------------------------------------------------------------
Total          70,000         $0.0423       70,000           1,930,000
--------------------------------------------------------------------------------

(1) In March 2006, we issued a press release announcing that the Board approved a buy back of up to 2,000,000 of our shares at a price up to $.10 per share. As of May 15, 2006 the company has repurchased 70,000 shares.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Notes in the principal amount of $500,000 were due to New Canaan Partners, Ltd a company, which is controlled by certain minority shareholders of StarInvest Group, Inc. The notes were due on various dates through July 2004, and bore interest at 15% per annum. The notes were collateralized by all of the assets of the Company. On December 31, 2002, the Company issued 238,095 restricted common shares to the note holders in consideration of converting debt in the amount of $325,540 and accrued interest through December 31, 2002 of $52,996. The shares issued have been valued at their fair market value of $.01 on the date of issuance. The remaining balance of $187,500 was due and payable on December 31, 2005 with interest of 8% per annum payable each December 31. At March 31, 2006, accrued interest related to this note amounted to $31,200, for a total of $218,700 and is included in the loan payable amount. This note is in default. WE ARE CURRENTLY NEGOTIATING A SETTLEMENT.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

As of May 10, 2006 Isaac H Sutton, Mark Mayoka, and John Baird resigned from all their respective positions with the Company and the board appointed Robert H. Cole as of said date as the Chief Executive Officer and Chief Financial Officer of the Company. Tanvier M. Malik and Stephen J. Cole-Hatchard were appointed as directors of the Company.

Tanvier M. Malik. Tanvier M. Malik is currently the Managing Director of Beaufort International Associates Limited a fully regulated investment-banking firm providing Pre-Ipo advice to USA companies looking to list in the UK and Dubai, as well as, business development services in the US, the Middle East and India. Previously, Mr. Malik was at Alberdale Partners, where he was actively involved in helping companies raise new finance through private placements. He started his carrier in 1988 in Merrill Lynch were he identified and developed new markets focusing on India, Oman and Dubai.

Stephen J. Cole-Hatchard. Previously, Stephen J. Cole-Hachard was the Chief Executive Officer and Chairman of Frontline Communications Corp. Mr. Cole-Hatchard has extensive experience in the areas of public and private financing, mergers and acquisitions, restructuring and turnaround planning and execution. Accomplishments include the successful completion of four public offerings and numerous private financings raising over one hundred million dollars for two companies in distinctly different industries. Recently he completed the development and execution of a restructuring and turnaround plan for a $5 million publicly traded Internet company, culminating in the acquisition of a $100 million communications company.

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

In addition, through a private transaction valued at par, Mr. Sutton transferred 725,000 shares of the Series B Preferred Stock to each of Ronald Moschetta and Scarborough Ltd., which is controlled by Clive Dakin.

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

-------------------------------------------------------------------------------------------------
        Name of Transferee                     Number of Shares         Amount of Loan Made by
        ------------------                     ----------------         ----------------------
                                                 Transferred         Transferee to the Registrant
                                                 -----------         ----------------------------
                                                                       in Consideration for the
                                                                       ------------------------
                                                                                Shares
                                                                                ------
                (a)                                  (b)                          (c)
-------------------------------------------------------------------------------------------------
Aqua Alta Ltd.                                     400,000                     $200,000
c/o Casa Aqua Alta Costa Careyes
Jalisco, Mexico
-------------------------------------------------------------------------------------------------
David L. Cohen                                     300,000                     $150,000
1800 Rockaway Avenue
Hewlett, New York 11557-1645
-------------------------------------------------------------------------------------------------
Marc Finkelstein                                    200,00                     $100,000
26 Allevard Street
Lido Beach, New York 11561
-------------------------------------------------------------------------------------------------
Henry Fortier, III                                  50,000                      $25,000
c/o Repro-Depot
186 Timberland Road - B-9
Clarksboro, New Jersey 08020
-------------------------------------------------------------------------------------------------
    3111 Broadway Realty CRT                       300,000                     $150,000
Attn: Steve Horowitz
Moritt Hock Hamroff Horowitz
400 Garden City Plaza, Suite 202
Garden City, New York 11530
-------------------------------------------------------------------------------------------------
Gregg Gaylord                                       50,000                      $25,000
4915 Denwood Drive
Sheboy, WI 53083-2228
-------------------------------------------------------------------------------------------------
Allen Notowitz                                      50,000                      $25,000
2710 Victoria Manor
San Carlos, CA 94070-4348
-------------------------------------------------------------------------------------------------
Scarborough Ltd.                                   100,000                      $50,000
c/o Euroba Management Ltd.
73 Front Street, 4th Floor
Hamilton, HM12
Bermuda
-------------------------------------------------------------------------------------------------
Beaufort Ltd.                                      100,000                      $50,000
49 Whitehall
London SW1A 2BX
United Kingdom
-------------------------------------------------------------------------------------------------
Total                                            1,550,000                     $775,000
-------------------------------------------------------------------------------------------------

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

    Date: August  14, 2006                              /s/ Robert H. Cole
                                                        -----------------------
                                                        Robert H. Cole
                                                        Chief Executive Officer