Form 10-Q
period 2006-09-30
STARINVEST GROUP, INC.
filed 2006-11-07
CIK 810270

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF
THE SECURITIES AND EXCHANGE ACT OF 1934

For the period ended September 30, 2006
or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ____________

COMMISSION FILE NUMBER: 0-18049

StarInvest Group, Inc.
(Exact name of registrant as specified in its charter)

Nevada	91-1317131
(State of other jurisdiction of	(IRS Employer
incorporation or organization)	Identification

3300 North A Street Suite 2-210 Midland, Texas (Address of principal executive offices)	79705 (Zip Code)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as the latest practicable date: There were 24,192,971 shares of the Registrant's common stock issued and outstanding as of November 7,2006.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [ X ]

StarInvest Group, Inc.

FORM 10-Q

QUARTERLY PERIOD ENDED September 30, 2006

TABLE of CONTENTS

PART I - FINANCIAL INFORMATION	page numbers

Item 1 - Financial Statements

Balance Sheets September 30, 2006(Unaudited) and December 31, 2005	4

Statements of Operations (Unaudited) For the Three Months	5
Ended September 30, 2006 and 2005.

Statements of Operations (Unaudited) For the Nine Months	6
Ended September 30, 2006 and 2005.

Statements of Cash Flows (Unaudited) For the Nine Months Ended	7
September 30, 2006 and 2005

Notes to Financial Statements	8-11

Item 2 - Management's Discussion and Analysis of Financial	11
Condition and Results of Operations

Item 3 - Quantitative and Qualitative Disclosures about	16
Market Risk

Item 4 - Controls and Procedures	17

PART II - OTHER INFORMATION	17

Item 1 - Legal Proceedings	17

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3 - Default upon Senior Securities	18

Item 4 - Submission of Matters to a Vote of Security Holders	19

Item 5 - Other Information	19

Item 6 - Exhibits	20-23

Signatures

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

STARINVEST GROUP, INC

FINANCIAL STATEMENTS

September 30, 2006

STARINVEST GROUP, INC. (FORMERLY EXUS GLOBAL, INC.)
BALANCE SHEETS
AS OF SEPTEMBER 30, 2006 & DECEMBER 31, 2005

	2006	2005
ASSETS	(unaudited)	(audited)
Current Assets
Cash	$22,562	$150

Total current assets	22,562	150

Loans and investments (cost of $1,881,568 & $2,079,077)	1,958,141	2,671,303
Other Assets	-	26,207

Total assets	$1,980,703	$2,697,660

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses	$306,087	$478,804
Due to officer	-	13,060
Loans payable	1,025,598	335,331

Total current liabilities	1,331,685	827,195

Obligation to repurchase shares	25,000	45,000

Stockholders' equity
Series B preferred stock, $.001 par value; 10,000,000
shares authorized; 3,400,000 shares issued
and outstanding	3,400	3,400
Common stock, $.001 par value, 900,000,000 shares
authorized; 24,192,971and 25,392,021 shares issued
and outstanding, respectively	24,193	25,392
Additional paid-in-capital	12,445,014	12,583,672
Stock subscription receivable	(180,000)	(440,268)
Treasury stock	(387,519)	-
Accumulated deficit	(11,281,070)	(10,346,731)

Total stockholders' equity (deficit)	624,018	1,825,465

Total liabilities and stockholders' equity	$1,980,703	$2,697,660
Net asset value per common share	$0.02	$0.06

STARINVEST GROUP, INC. (FORMERLY EXUS GLOBAL, INC.)
STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30,

	2006	2005
Operations:	(unaudited)	(unaudited)

Interest and dividends	$1	$12,792
Consulting income	-	-

Gross profit	1	12,792

Expenses:
General and administrative	18,501	137,794
Interest expense	23,822	6,162

Total expenses	42,323	143,956

Loss before other income (expenses)	(42,322)	(131,164)

Net Realized and Unrealized Gains (Losses):
Other income	31,948	-
Realized gain (loss) on investment	8,681	-
Net change in unrealized appreciation or depreciation	(244,844)	(63,666)

Total net (losses)	(204,215)	(63,666)

Net increase (decrease) in net assets resulting from operations	$(246,537)	$(194,830)

Basic (loss) per common share	$(0.01)	$(0.01)
Diluted (loss) per common share	$(0.01)	$(0.01)
Weighted average common shares outstanding - basic	27,592,971	21,258,277
Weighted average common shares outstanding - diluted	27,592,971	25,658,277

STARINVEST GROUP, INC. (FORMERLY EXUS GLOBAL, INC.)
STATEMENT OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30,

	2006	2005
Operations:	(unaudited)	(unaudited)

Interest and dividends	$16,630	$28,601
Consulting income	56,000	-

Gross profit	72,630	28,601

Expenses:
General and administrative	195,714	576,129
Interest expense	18,409	6,162

Total expenses	214,123	582,291

Loss before other income (expenses)	(141,493)	(553,690)

Net Realized and Unrealized Gains (Losses):
Other income	40,895
Realized gain (loss) on investment	(191,319)	3,917
Net change in unrealized appreciation or depreciation	(442,422)	600,241

Total net gain (loss)	(592,846)	604,158
Dividend	(200,000)	-
Net increase (decrease) in net assets resulting from operations	$(934,339)	$50,468

Earnings (loss) per common share outstanding - basic	$(0.03)	$0.00
Earnings (loss) per common share outstanding - diluted	$(0.03)	$0.00
Weighted average common shares outstanding - basic	28,045,077	16,947,906
Weighted average common shares outstanding - diluted	28,045,077	21,347,906

STARINVEST GROUP, INC. (FORMERLY EXUS GLOBAL, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE 9 MONTHS ENDED SEPTEMBER 30,

	2006	2005

Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$(934,339)	$50,468

Adjustments to reconcile net loss to net
cash used in operating activities:
Net realized & unrealized (gain) loss on investments	592,846	(600,241)
Dividend	200,000	-
Interest Expense	-	6,162
Consulting Income	(56,000)	-
Changes in assets and liabilities:
(Increase) decrease in assets:
Other assets	26,207	(54,308)
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	(172,717)	59,702

Total adjustments	581,698	(588,685)

Net cash used in operating activities	(352,641)	(538,217)

Cash flows used by investing activities
Cash paid for investments	(281,104)	(1,401,609)

Cash flows from financing activities
Net proceeds from (repayments of) loans	690,267	(72,533)
Repayments of officer loan	(13,060)	(175,967)
Payment to repurchase shares	(1,050)	(30,000)
Obligation to repurchase shares	(20,000)	45,000
Proceeds from issuance of common stock	-	2,285,995

Net cash provided by financing activities	656,157	2,052,495

Net increase in cash	22,412	112,669

Cash, beginning of period	150	2,151

Cash, end of period	22,562	114,820

Supplemental disclosure of cash flow information:

Interest	$18,409	$6,162

Income taxes	$-	$-

STARINVEST GROUP, INC.
STATEMENT OF INVESTMENTS
SEPTEMBER 30, 2006

Portfolio Company	Description of Business	Cost	Value

Amazon Biotech	Biotech	$ 107,329	$ 58,100	Public AMZB

Web2 Corp.	Internet	$ 50,000	$ 125,000	Public ONTN

Net2Aution Inc	Retail Stores	$ 79,110	$ 126,576	Public NAUC

SBD International, Inc.	Construction	$ 100,000	$ 28,000	Public SWKJE

New Life Scientific	Biotech	$ 256,049	$ 11,550	Public NWLS

ICT Technolgies	Tech Company	$ 18,235	$ 9,777	Public ICTT

Promana	Data Processing	$ 100,000	$ 80,000	Public PSCU

Gambino Apparel	Manufacturing	$ 35,000	$ 35,000	Public GBNG

Miscor Ltd(3)	Power Service	$ 800,845	$1,131,638	Private

Premier Indemnity	Insurance	$ 125,000	$ 125,000	Private

Western Roses	Cemeteries	$ 150,000	$ 167,500	Private

Wireless Ink LLC	New media	$ 60,000	$ 60,000	Private

Total		$1,881,568	$1,958,141

Notes to the Financial Statements September 30, 2006

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

The accompanying financial statements have been prepared by StarInvest Group, Inc. ("STIV" or the "Company") without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2006, and the results of operations and cash flows for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These financial statements should be read in conjunction with the audited financial statements and related notes and schedules included in the Company's 2005 Annual Report filed on Form 10-K dated December 31, 2005. The results of operations for the periods ended September 30, 2006 and 2005 are not necessarily indicative of the operating results for the full years.

The Company is an investment company principally providing capital to small- and medium-sized technology companies. The Company intends to focus its portfolio in the following technology sectors: software, Internet, information technology services, media, telecommunications, semiconductors, hardware and technology-enabled services. As of September 30, 2006, we have invested approximately $1,881,568 in 12 portfolio companies. Our investment objective is to maximize the portfolio's total return by investing in the debt and/or equity securities of technology-related companies. We also seek to provide our stockholders with current income on investments in debt securities and long-term capital growth through the appreciation in the value of warrants or other equity instruments that we may receive when we make debt or equity investments.

NOTE 2 - INVESTMENTS

During the period from our initial election in March 2004 through September 30, 2006, the Company has made 12 investments in target companies that total approximately $1,881,568 in funded capital with a current valuation of $ 1,958,141; our investment portfolio consists of the following:

Portfolio	Value
Web2 Corp.	125,000.00
Amazon Biotech - Investment	58,099.92
Gambino Apparel f/n/a Sun Coast Naturals Inc - Loan	35,000.00
ICT Technologies Inc	9,777.20
Miscor/Magnetech Corp. - Equity	294,291.90
Miscor/Magnetech Corp. - Loan	837,346.00
Net2Auction Investment	126,575.00
New Life Scientific - Investment	11,550.04
Premier Indemnity Holding Co	125,000.00
Promana Investment	80,000.00
SBD International , Inc.	28,000.00
Western Roses - Loan	167,500.00
Wireless Ink LLC - Loan	60,000.00
Total Other Assets	$1,958,141.06

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

No shares were sold from April 1 through September 30, 2006.

NOTE 4 - LOANS PAYABLE (AS OF September 30, 2006)

3111 Broadway Realty CRT	$150,000
Allen Notowitz	$25,000
Aqua Alta, Ltd	$200,000
Beaufort Ltd.	$50,000
David Cohen	$150,000
Gregg Gaylord	$25,000
Henry Fortier, III	$24,500
Mark Finkelstein	$100,000
New Canaan Partners, Ltd (1)	$218,700
Scarborough, Ltd	$50,000
Related Parties	$32,397

Total	$1,025,597

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

NOTE 5 - CURRENT QUARTER EVENTS

On July 10,2006 the SEC had a conference call with the Company whereby the company was informed that the SEC did not believe that the Company complied with certain provisions of the Investment Company Act of 1940. Although the Commission informed the Company that it was not considering enforcement action against the Company, and to date the Company has not received any notices or any further communications from the SEC, the Commission did express its view that the Company de-register as a business development company. Since the Company believes that any infractions of the Act were conducted by previous management and that it is currently in compliance with the applicable provisions of the Act, the Company intends to vigorously defend its status as a business development company in compliance with the applicable provisions of the Act.

The Board approved a buy back of up to 2,000,000 of our shares at a price up to $.10 per share. As of November 2, 2006 the company repurchased 70,000 shares.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As used in this Form 10-Q, references to the "Company," “STIV”, "we," “our” or "us" refer to StarInvest Group, Inc. unless the context otherwise indicates.

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements. For this purpose, any statements contained in this Form 10-Q that are not statements of historical fact may be deemed to be forward-looking statements. You can identify forward-looking statements by those that are not historical in nature, particularly those that use terminology such as "may," "will," "should," "expects," "anticipates," "contemplates," "estimates," "believes," "plans," "projected," "predicts," "potential," or "continue" or the negative of these similar terms. In evaluating these forward-looking statements, you should consider various factors, including, but not limited to, the following: (a) those risks and uncertainties related to general economic conditions; (b) whether we are able to manage our planned growth efficiently and operate profitable operations; (c) whether we are able to generate sufficient revenues or obtain financing to sustain and grow our operations; and (d) whether we are able to successfully fulfill our primary requirements for cash. In addition, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect our business, financial condition or future results. These risks are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. Our actual results may differ significantly from the results projected in the forward-looking statements. We assume no obligation to update forward-looking statements, except as otherwise required under the applicable federal securities laws.

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

INCOME TAXES

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We regularly review our deferred tax assets for recoverability and establish a valuation allowance based upon historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. As of September 30, 2006, we estimated the allowance on net deferred tax assets to be one hundred percent of the net deferred tax assets.

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

The board has arrived at the following valuation method for its investments. Where there is not a readily available source for determining the market value of any investment, either because the investment is not publicly traded, or is thinly traded, or in the absence of a recent appraisal, the value of the investment shall be based on the following criteria:

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

The estimated value of each investment shall be determined as follows:

•  Where no or limited revenues or earnings are present, then the value shall be the greater of the investment's a) net assets, b) estimated sales price, or c) total amount of actual investment.
•  Where revenues and/or earnings are present, then the value shall be the greater of one time (1x) revenues or three times (3x) earnings, plus the greater of the net assets of the investment or the total amount of the actual investment.
•  Under both scenarios, the value of the investment shall be adjusted down if there is a reasonable expectation that we will not be able to recoup the investment or if there is reasonable doubt about the investments ability to continue as a going concern.

We have not retained independent appraisers to assist in the valuation of the portfolio investments because the cost was determined to be prohibitive for the current levels of investments.

OUR STRATEGY

We are an investment company principally providing capital to small and medium-sized technology companies. We intend to focus our portfolio in the following technology sectors: software, Internet, information technology services, media, telecommunications, semiconductors, hardware and technology-enabled services. As of December 31, 2005 and September 30, 2006, we had invested approximately $1,881,568.00 in 12 portfolio companies. Our investment objective is to maximize our portfolio's total return by investing in the debt and/or equity securities of technology-related companies. We also seek to provide our stockholders with current income on investments in debt securities and long-term capital growth through the appreciation in the value of warrants or other equity instruments that we may receive when we make debt investments or equity investments.

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

RESULTS OF OPERATIONS

During the three months ended September 30, 2006, we had a net decrease in net assets of $246,537, compared to a net decrease in net assets of $194,830 during the same quarter of 2005. The net decrease in net assets in 2006 resulted from the net change in unrealized depreciation of $244,844, a realized investment gain of $8,681, other income of $31,948 and an ordinary loss of $42,322.

Operating expenses were $42,322 and $131,164 for the quarters ended September 30, 2006 and 2005, respectively.

During the nine months ended September 30, 2006, we had a net decrease in net assets of $934,339, compared to a net increase in net assets of $50,468 during the same nine months of 2005. The net decrease in net assets in 2006 resulted from the net change in unrealized depreciation of $442,422, a realized loss on investment of $191,319, other inome of $40,895, a dividend of $200,000 and an operating loss of $141,493.

Operating expenses were $214,123 and $553,690 for the nine months ended September 30, 2006 and 2005, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The accompanying financial statements have been prepared in conformity with principles of accounting applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We had a net decrease in net assets from operations of $934,339 and have incurred operating losses from inception and have an accumulated deficit of ($11,281,070) as of September 30, 2006. We require additional capital to meet our operating requirements. Management plans to increase cash flows through the sale of securities and, through our on going profitable operations. There are no assurances that such plans will be successful. No adjustments have been made to the accompanying financial statements as a result of this uncertainty.

For the nine months ended September 30, 2006, we had used cash in operating activities of $352,641 compared to $588,685 used in operating activities for the nine months ended September 30, 2005. Such decrease in the use of cash in operating activities is primarily due to the fact that we did not have to pay any salaries to employees and reduced rent for office space during the nine months ended September 30, 2006. During the nine months ended September 30, 2006, cash was used primarily to pay down payables and accrued expenses. In the corresponding period of 2005, cash was used primarily for the payment of operating expenses and was reduced by the unrealized gain in the same period.

For the nine months ended September 30, 2006, we invested $281,104 in new portfolio companies as compared to $1,401,609 used for investing activities for the nine months ended September 30, 2005. We invested in Web2 Corp.,SBCInternational,, and Promana Solutions during the nine months ended September 30, 2006.

For the nine months ended September 30, 2006, net cash provided by financing activities was $656,157 as compared to net cash provided by financing activities of $2,052,495 for the nine months ended September 30, 2005. Cash provided by financing activities for 2006 came from new loans issued to the Company from investors. During the nine months ended September 30, 2006, we received zero proceeds from the issuance of stock compared to $2,285,995 received during the nine months ended September 30, 2005.

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

CONTRACTUAL OBLIGATIONS

The following table summarizes our outstanding contractual obligations as of June 30, 2006:

	Payments due by period
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

[Long-Term Debt Obligations]	1,025,598	958,931	66,667
[Capital Lease Obligations]
[Operating Lease Obligations]
[Purchase Obligations]	25,000	25,000
[Other Long-Term Liabilities Reflected on the Registrant's Balance Sheet under GAAP]
Total	1,050,598	983,931	66,667

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

(b) Changes in internal controls.

Our Certifying Officers have indicated that there were no changes in our internal controls or other factors that could affect such controls during the quarter ending September 30, 2006, and there were no such control actions taken during the quarterly period ending September 30, 2006.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

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

ITEM 1A. Risk Factors

The Risk Factors included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 have not materially changed other than as set forth below:

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Issuer Purchases of Equity Securities

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
01/01/06 To 01/31/06	0	0	0	0
02/01/06 To 02/28/06	0	0	0	0
03/01/06 To 03/31/06	25,000	$0.041	25,000	1,975,000(1)
04/01/06 To 04/30/06	45,000	$0.043	45,000	1,930,000
05/01/06 To 05/31/06
06/01/06 To 06/30/06
Total	70,000	$0.0423	70,000	1,930,000

(1) In March 2006, we issued a press release announcing that the Board approved a buy back of up to 2,000,000 of our shares at a price up to $.10 per share. As of November 2, 2006 the company has repurchased 70,000 shares.

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

Date: November 7, 2006

/s/ Robert H. Cole
Robert H. Cole
Chief Executive Officer