Form 10-K
period 2006-12-31
STARINVEST GROUP, INC.
filed 2007-04-17
CIK 810270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM 01/01/2006 TO 12/31/2006

COMMISSION FILE NUMBER: 0-18049

StarInvest Group, Inc.
(Exact name of registrant as specified in its charter)

Nevada	91-1317131
(State of Incorporation)	(I.R.S. Employer Identification Number)

3300 North A Street Suite 2-210 Midland, Texas	79705
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (432) 682-8373

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class
Common Stock, par value $0.001 per share

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒.

Indicate by checkmark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
Yes ☐ No ☒.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   Yes ☐ No ☒.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2) Yes ☐  No ☒.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2) Yes ☐  No ☒.

The aggregate market value of common stock held by non-affiliates of the Registrant on March 31, 2007, based on the closing price on that date of $0.035 on the NASDAQ Bulletin Board Market, was $827,789. For the purposes of calculating this amount only, all directors and executive officers of the Registrant have been treated as affiliates. There were 27,592,971 shares of the Registrant’s common stock outstanding as of March 31, 2007.

STARINVEST GROUP, INC
FORM 10-K FOR THE FISCAL YEAR
ENDED DECEMBER 31, 2006

PART I

ITEM 1. BUSINESS

StarInvest Group, Inc. (“STIV” or the “Company”) is a specialty investment company principally providing capital and other assistance to start-up and micro companies. The Company intends to focus its portfolio in a wide variety of different sectors including but not limited to alternative resources, technology, biotech, insurance, and services. As of December 31, 2006, we have invested approximately $1.74 million in 11 portfolio companies. Our investment objective is to maximize our portfolio’s total return by investing in the debt and/or equity securities of start-up and micro companies. We also seek to provide our stockholders with current income on investments in debt securities and long-term capital growth through the appreciation in the value of warrants or other equity instruments that we may receive when we make debt investments or equity investments.

Our capital is generally invested into our portfolio companies where it is used to finance organic growth, acquisitions, recapitalizations and working capital. Our investment decisions are based on analysis of potential portfolio companies’ business operations supported by an in-depth understanding of the quality of their recurring revenues and cash flow, variability of costs and the inherent value of their assets, including proprietary intangible assets and intellectual property.

We were founded in September 1985 as Gemini Energy Corporation under the laws of the State of Nevada. On January 28, 1994, the Company’s name was changed to Nerox Energy Corporation. On April 24, 1998 the Company’s name was changed to Nerox Holding Corporation. On December 15, 1998 the Company’s name was changed to E*twoMedia.com. As of August 31, 1999, we acquired all of the issued and outstanding shares of common stock of Free Publishing Services Limited. Operations ceased in the fourth quarter of 2000, and we became inactive pursuant to a share purchase agreement with Mintcanyon Business Ltd., entered into on December 29, 2000. We sold all our shares in Free Publishing Services Ltd. in exchange for the assumption of specified assets and liabilities. On December 19, 2000 our name was changed to Exus Networks, Inc. Pursuant to an Agreement and Plan of Reorganization (the “Exchange Agreement”) dated January 15, 2001 between the Company and the shareholders of Exus Networks, Inc., a New York corporation (“Exus”), Isaac H. Sutton became the majority stockholder and our sole director. Upon consummation of the Exchange Agreement, the Company acquired all of Exus’ common stock and the shareholders of Exus received 20,000,000 shares of the Company’s common stock. On April 10, 2003 the Company’s name was changed to Exus Global, Inc. During 2004 Exus Global was in the process of a complete reorganization, changing its core business from mobile satellite communication to that of a holding company. On March 9, 2004, we filed Form N-54 to elect to report as a business development company under the Investment Company Act of 1940. The Company’s status as a business development company can only be changed by a vote of the Company’s shareholders. On January 12, 2005 our name was changed to StarInvest Group, Inc.

We are a Nevada corporation that has elected to be regulated as a business development company under the Investment Company Act of 1940, as amended (the “1940 Act”). As a business development company, we are required to meet certain regulatory tests, including the requirement to invest at least 70% of our total assets in eligible portfolio companies. In addition, we have elected to be treated for federal income tax purposes as a regulated investment company, or RIC, under the Internal Revenue Code of 1986 (the “Code”).

We may seek other investment opportunities outside the start-up and micro companies arena and may also have up to 30% of our assets invested other than in eligible portfolio companies. Currently our headquarters are at 3300 North A Street, Suite 2-210, Midland, Texas 79705 and our telephone number is (432) 682-8373.

Market Opportunity

Many start-up and micro companies have merged with competitors, scaled back their operations or simply closed down in response to difficult business conditions following the 2001 market crash. At the same time, start-up and micro companies with strong balance sheets, stable revenues and efficient operating structures are benefiting from the consolidation or elimination of competitors in their markets.

Large, underserved market for product. An increasing number of well-positioned start-up and microcompanies have been seeking to raise capital. Historically, growing micro companies have generally relied upon equity rather than debt financing. As a result, the market for debt financing for these companies is generally less developed than the debt markets serving other industries. In spite of the large number of start-up and micro companies in the United States today, we believe that these companies are significantly underserved by traditional lenders such as banks, savings and loan institutions and finance companies for the following reasons:

•
Non-traditional financial profile - The high revenue growth rates characteristic of start-up and micro companies often render them difficult to evaluate from a credit perspective. Moreover, these companies often incur relatively high expenditures for research and development, utilize unconventional sales and marketing techniques and selling channels, and experience rapid shifts in technology, consumer demand and market share. These attributes can make it difficult for traditional lenders to analyze these companies using conventional analytical methods.

•
Industry scale, concentration and regulation - Many companies lack the size, and the markets in which they operate lack the scale, necessary to service large loans by traditional lenders. In the banking industry, in particular, consolidation over the last decade has increased the size, and reduced the number, of surviving banks. The surviving institutions have sought to limit their credit exposures to, and the monitoring costs associated with loans to, smaller businesses. In addition, traditional lending institutions operate in a regulatory environment that favors lending to large, established businesses. In response to such regulation, many traditional lending institutions have developed loan approval processes which conflict with the entrepreneurial culture of start-up and micro companies.

For the reasons outlined above, we believe that many viable start-up and micro companies have either not been able, or have elected not, to obtain financing from traditional lending institutions. We believe that these factors are likely to continue, given the ongoing consolidation in the financial services industry.

Complementing private equity and venture capital funds. Our investment approach of investing in their debt and equity securities complements other sources of capital available to start-up and micro companies. For example, although we may compete with private equity and venture capital funds as a source of capital for such businesses, those types of investors typically invest primarily in equity-based securities. We intend to make investments in both debt securities and equity securities. We believe that the nature of our investments in debt securities may be viewed by such entities as an attractive alternative source of capital. Private equity and venture capital funds may base their investments on anticipated annual internal rates of return that are substantially higher than the annual internal rates of return that we set as our operating target. Moreover, private equity and venture capital funds generally require a significantly greater percentage of equity ownership interests than we require. However, private equity and venture capital investments typically entail considerably more risk than the debt investments that we make, as they are usually uncollateralized and rank lower in priority in the capital structure of the portfolio companies. We believe the prospect of obtaining additional capital without incurring substantial incremental dilution makes us attractive to owner-managers as a prospective source of capital.

Competitive Advantages

We believe that we are well positioned to provide financing to start-up and micro companies at least for the following reasons:
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

Investment structuring. We seek to achieve current income by investing a portion of our assets in debt securities, consisting primarily of senior notes, senior subordinated notes and junior subordinated notes, of start-up and micro companies. We also seek to provide our stockholders with long-term capital growth through the appreciation in the value of warrants or other equity instruments that we may receive when we make loans, and through direct equity investments.

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

Competition

Our primary competitors in providing financing to start-up and micro companies include private equity and venture capital funds, other equity and non-equity based investment funds and investment banks and other sources of financing, including traditional financial services companies such as commercial banks and specialty finance companies. Many of these entities have greater financial and managerial resources than we will have. For additional information concerning the competitive risks we face, see “Risk factors — We operate in a highly competitive market for investment opportunities.”

Employees

We have two employees that manage our day-to-day investment operations: Robert H. Cole is serving as our CEO/CFO and Stephen Cole-Hatchard is serving as our chief compliance officer, or CCO. In addition, Cristiano Germinaro provides back-office administrative support under a consultancy agreement with us.

Federal Income Tax Considerations

We have elected to be treated, and intend to qualify annually, as a RIC under Subchapter M of the Code, beginning with our 2004 taxable year. As a RIC, we generally will not have to pay corporate-level federal income taxes on any ordinary income or capital gains that we distribute to our stockholders as dividends. To continue to qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, to qualify for RIC tax treatment we must distribute to our stockholders, for each taxable year, at least 90% of our “investment company taxable income,” which is generally our ordinary income plus the excess of our realized net short-term capital gains over our realized net long-term capital losses (the “Annual Distribution Requirement”).

Taxation as a Regulated Investment Company. If we qualify as a RIC and satisfy the Annual Distribution Requirement, we will not be subject to federal income tax on the portion of our investment company taxable income and net capital gain (i.e., realized net long-term capital gains in excess of realized net short-term capital losses) we distribute to stockholders. We will be subject to U.S. federal income tax at the regular corporate rates on any income or capital gain not distributed (or deemed undistributed) to our stockholders. We will be subject to a 4% non-deductible federal excise tax on certain undistributed income unless we distribute in a timely manner an amount at least equal to the sum of (1) 98% of our ordinary income for each calendar year, (2) 98% of our capital gain net income for the one-year period ending October 31 in that calendar year and (3) any income realized, but not distributed, in preceding years (the “Excise Tax Avoidance Requirement”). We currently intend to make sufficient distributions each taxable year to satisfy the Excise Tax Avoidance Requirement. In order to qualify as a RIC for federal income tax purposes, we must, among other things:

•	at all times during each taxable year, have in effect an election to be treated as a business development company under the 1940 Act.

•
derive in each taxable year at least 90% of our gross income from dividends, interest, payments with respect to certain securities loans, gains from the sale of stock or other securities, or other income derived with respect to our business of investing in such stock or securities.

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

Pursuant to the American Jobs Creation Act of 2004 (the “2004 Tax Act”), for taxable years of a RIC beginning after October 22, 2004, net income derived from an interest in certain “qualified publicly traded partnerships” will be treated as qualifying income for purposes of the 90% gross income requirement, and no more than 25% of a RIC’s assets may be invested in the securities of one or more qualified publicly traded partnerships. In addition, the separate treatment for publicly traded partnerships under the passive loss rules applies to a RIC holding an interest in a qualified publicly traded partnership, with respect to items attributable to such interest.

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

Regulation as a Business Development Company

General. A business development company (“BDC”) is regulated under applicable provisions of the 1940 Act. A BDC must be organized in the United States for the purpose of investing in or lending to primarily private companies and making managerial assistance available to them. A BDC may use capital provided by public stockholders and from other sources to invest in long-term, private investments in businesses. A BDC provides stockholders the ability to retain the liquidity of a publicly traded stock, while sharing in the possible benefits, if any, of investing in primarily privately owned companies.

We may not change the nature of our business so as to cease to be, or withdraw our election as, a BDC unless authorized by vote of a majority of the outstanding voting securities, as required by the 1940 Act. A majority of the outstanding voting securities of a company is defined under the 1940 Act as the lesser of: (i) 67% or more of such company’s voting securities present at a meeting if more than 50% of the outstanding voting securities of such company are present or represented by proxy, or (ii) more than 50% of the outstanding voting securities of such company. We do not anticipate any substantial change in the nature of our business.

As with other companies regulated by the 1940 Act, a BDC must adhere to certain substantive regulatory requirements. For instance, a majority of our directors must be persons who are not interested persons, as that term is defined in the 1940 Act. Additionally, we are required to provide and maintain a bond issued by a reputable fidelity insurance company to protect the BDC. Furthermore, as a BDC, we are prohibited from protecting any director or officer against any liability to the company or our stockholders arising from willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person’s office.

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

We are not generally able to issue and sell our common stock at a price below net asset value per share. See “Risk factors—Risks relating to our business and structure—Regulations governing our operation as a business development company affect our ability to, and the way in which we raise additional capital.” We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current net asset value of our common stock if our Board of Directors determines that such sale is in our best interests and the best interests of our stockholders, and our stockholders approve such sale. In addition, we may generally issue new shares of our common stock at a price below net asset value in rights offerings to existing stockholders, in payment of dividends and in certain other limited circumstances.

We will be periodically examined by the SEC for compliance with the 1940 Act.

We are subject to other regulatory requirements in addition to those set forth above.

As a BDC, we are subject to certain risks and uncertainties. See “Risk factors—Risks relating to our business and structure.”

Qualifying Assets

As a business development company, we may not acquire any asset other than “qualifying assets” unless, at the time we make the acquisition, the value of our qualifying assets represent at least 70% of the value of our total assets. The principal categories of qualifying assets relevant to our business are:

•
Securities of an eligible portfolio company that are purchased in transactions not involving any public offering. An eligible portfolio company is defined under the 1940 Act to include any issuer that:

a)	is organized and has its principal place of business in the U.S.; and

b)	is not an investment company or a company operating pursuant to certain exemptions under the 1940 Act, other than a small business investment company wholly owned by a business development company.

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

Investment Concentration. Our investment objective is to maximize our portfolio’s total return. In this respect, we intend to concentrate in the technology-related sector and invest, under normal circumstances, at least 60% of the value of our net assets (including the amount of any borrowings for investment purposes) in technology-related companies. This 60% policy is not a fundamental policy and therefore may be changed without the approval of our stockholders. However, we may not change or modify this policy unless we provide our stockholders with at least 60 days prior notice, pursuant to Rule 35d-1 of the 1940 Act.  See “Risk factors—Risks related to our investments—Our portfolio may be concentrated in a limited number of portfolio companies.”

Code of Ethics. As required by the 1940 Act, we maintain a code of ethics that establishes procedures for personal investments and restricts certain transactions by our personnel. See “Risk factors—Risks relating to our business and structure—There are significant potential conflicts of interest.” Our code of ethics generally does not permit investments by our employees in securities that may be purchased or held by us. You can request a copy of our Code of Ethics free of charge by mailing a request to us at 3300 North A Street, Suite 2-210, Midland, Texas 79750.

Compliance Policies and Procedures. We have adopted and implemented written policies and procedures reasonably designed to prevent violation of the federal securities laws, and are required to review these compliance policies and procedures annually for their adequacy and the effectiveness of their implementation. We have designated a Chief Compliance Officer to be responsible for administering the policies and procedures. In light of the comments received by the staff of the Securities and Exchange Commission discussed in “Risk Factors—Risks Relating to Our Business and Operation As a Business Development Company—The Securities and Exchange Commission (“SEC”) has raised concerns about our regulatory compliance which if proven correct, may have material, adverse effects on our operations and financial performance,” our Chief Compliance Officer is conducting a thorough review of all of our existing compliance procedures.

Sarbanes-Oxley Act of 2002. On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act, as well as the rules and regulations promulgated there under, imposed a wide variety of new regulatory requirements on publicly-held companies and their insiders. Many of these requirements affect us. For example:

•
Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended (the “1934 Act”), our Chief Executive Officer and Chief Financial Officer must certify the accuracy of the financial statements contained in our periodic reports.

•	Pursuant to Item 307 of Regulation S-K, our periodic reports must disclose our conclusions about the effectiveness of our disclosure controls and procedures.

•
Pursuant to Rule 13a-15 of the 1934 Act, our management must prepare a report regarding its assessment of our internal control over financial reporting, which must be audited by our independent registered public accounting firm.

•
Pursuant to Item 308 of Regulation S-K and Rule 13a-15 of the 1934 Act, our periodic reports must disclose whether there were significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

•
The Sarbanes-Oxley Act requires us to review our current policies and procedures to determine whether we comply with the Sarbanes-Oxley Act and the regulations promulgated there under. We will continue to monitor our compliance with all regulations that are adopted under the Sarbanes-Oxley Act and will take actions necessary to ensure that we are in compliance therewith.

Item 1.A RISK FACTORS

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

RISKS RELATING TO OUR BUSINESS AND OPERATION AS A BUSINESS DEVELOPMENT COMPANY

The Securities and Exchange Commission (“SEC”) has raised concerns about our regulatory compliance which, if proven correct, may have material, adverse effects on our operations and financial performance.

In a phone call in July 2006 and by a letter dated February 22, 2007, which we will refer to as the “February Letter”, the staff of the Office of Disclosure & Review of the SEC has raised a number of concerns that, if correct, may indicate that we are not in compliance with the regulatory requirements applicable to it under the 1940 Act and the 1934 Act. The issues raised by the staff include, but are not limited to, inadequate disclosure of potential liabilities in public filings, failure to file certain required exhibits and filings with the SEC, failure to comply with applicable regulations under the 1940 Act and our internal compliance procedures, such as entering into a custody agreement with the custodian of our securities and distributing securities of our portfolio companies to affiliates, and inadequate fair value policies and methodologies. Our management is currently reviewing the issues raised in the February Letter and intends to take any steps necessary to ensure that we are in compliance with all regulatory requirements. Although we do not agree with all of the issues raised by the staff, to the extent the issues represent violations of the 1940 Act or the 1934 Act, we may be subject to regulatory actions by the SEC and to material adverse effects on our operations and our financial performance. In addition, we may no longer be able to raise funds under Regulation E and may have to change the manner in which we account for our portfolio companies and several other matters relating to our operations. In addition, some of the steps we may need to take to bring the Company into regulatory compliance may in themselves result in increased costs to the Company and have material adverse effects on our operations and financial performance.

We are in default in the payment of our 8% Note.

We are in default of a note payable to a company controlled by certain of our shareholders. The note bears interest at the rate of 8% per annum and is secured by all of the Company’s assets. The note was due in March 31, 2005. As of December 31, 2006, the outstanding principal amount of $187,500, together with accrued interest of $48,696, or a total of $236,196, was due and payable. We have been engaged in discussions with the lender and at this junction, we believe to be very close to settling this matter.

Our ability to continue as a “going concern” is uncertain.

Our consolidated financial statements have been presented on the basis that we are a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The independent registered public accounting firm’s report on our consolidated financial statements as of and for the fiscal year ended December 31, 2006 includes an explanatory paragraph that states that we have an accumulated deficit and experienced recurring losses from operations that raise a substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have an accumulated deficit of $11,569,638 and $10,346,731 at December 31, 2006 and 2005, respectively. Additionally, for the years ended December 31, 2006 and 2005, we used cash in operations of $1,022,907 and $626,757, respectively.

Our ability to meet future cash and liquidity requirements is dependent on a variety of factors, including our ability to raise more capital, successfully negotiate extended payment terms with our lenders and the performance of our investments. The presence of the going concern note may have an adverse impact on our relationship with third parties such as potential investors, our lenders and potential targets for investment. If we are unable to continue as a going concern, our lenders would foreclose on their collateral and we would have to liquidate our remaining assets, if any. This would have a material adverse effect on your investment in us.

Our internal procedures and adherence to our compliance program may be inadequate.

Based on the issues raised in the February Letter and on past and recent transactions, we believe that our internal procedures and the adherence to our compliance program may be inadequate for a public company, particularly a BDC. We are currently reviewing all of our internal procedures and our compliance program to determine what steps need to be taken by us to address any inadequacies. To the extent that we incur any liability from any inadequacies in our internal procedures and adherence to our compliance program, our operations and financial performance may experience material adverse effects.

We have historically lost money and decreases may continue in the future.

We have historically lost money. The net decrease in net assets resulting from operations for fiscal year 2006 was approximately $1,022,907 and future decreases are likely to occur. Accordingly, we may experience significant liquidity and cash flow problems if we are not able to raise additional capital as needed and on acceptable terms. No assurances can be given that we will be successful in reaching or maintaining profitable operations.

We need additional capital to finance operations.

Our operations have relied almost entirely on external financing to fund our operations. Such financing has historically come from a combination of borrowings and from the sale of common stock and assets to third parties. We will need to raise additional capital to fund our anticipated operating expenses and future expansion. Among other things, external financing will be required to cover our operating costs. We cannot assure you that financing whether from external sources or related parties will be available in an amount sufficient to continue operations or on terms favorable to us. If we sell shares of our common stock to raise capital, the equity interests of our existing shareholders may be diluted. If we are unable to obtain adequate financing we may have to curtail, suspend or cease business operations. Any of these events would be materially harmful to our business and may result in a lower stock price.

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

We may need to amend some of our previous public filings if the characterization of some of our transactions described in these filings are materially inaccurate.

Our review of the issues raised by the staff of the SEC in the February Letter has brought to our attention that some of the transactions previously disclosed in our public filings may have been mis-characterized and materially inaccurate. We are currently in discussions with prior management and previous members of our board of directors to ascertain if there actually was a mis-characterization of these transactions and if so, how these transactions should be characterized. Based on these discussions we will amend any filings affected to the extent necessary as soon as feasible. If we need to amend our previous filings, we may incur liability in connection with the previously made filings, which could have a material adverse effect on our operations and financial performance.

Errors in our payroll tax returns may require a restatement of our financial statements for 2004 and 2005.

We are in discussions with the Internal Revenue Service with respect to errors in our payroll tax returns for the 2004 and 2005 fiscal years. Depending on the outcome of these discussions, we may need to restate our financial statements for 2004 and 2005. Such a restatement may have a negative impact on the confidence of our current and potential investors, which may have a materially adverse impact on our share price and your investment in us. In addition, we may incur financial penalties from the Internal Revenue Service that, depending on the amount of these penalties, may have a materially adverse effect on our operations and financial performance.

We may need to adopt new procedures for determining the fair value of certain of our portfolio securities, which may result in a decreased value determination for some of our portfolio securities.

In the February Letter, the staff raised the concern that our current procedures for determining fair value of some of our portfolio securities may not be in accordance with established fair value procedures. We are currently examining our fair value procedures to determine whether changes are required and will make any changes to the extent required. It is possible that any changes made may result in a decreased valuation of some or all of our portfolio securities, which could have a materially adverse effect on your investment with us.

We are a company with a limited operating history, and our management lacks experience in operating a business development company.

We elected to be regulated as a business development company, or BDC, in March of 2004 and have a limited operating history as a BDC. We are subject to all of the business risks and uncertainties associated with any new business enterprise, including the risk that we will not achieve our investment objective and that the value of your investment in us could decline substantially. In addition, none of our executive officers has any experience in managing the operations of a business development company. This lack of experience may adversely affect the value of your investment in our company if, for instance, our lack of experience causes us to not be in compliance with our regulatory requirements.

Any failure on our part to maintain our status as a “business development company” would reduce our operating flexibility.

If we do not remain a business development company, we may be required to register as a closed-end investment company under the 1940 Act, which would make us subject to additional regulatory requirements and decrease our operating flexibility.

Our officers and directors have the ability to exercise significant influence over matters submitted for stockholder approval and their interests may differ from other stockholders.

Although none of our shareholders owns in excess of five percent of our outstanding shares and our directors and executive officers own in the aggregate approximately 2% of our outstanding shares , our directors and executive officers, whether acting alone or together, may have significant influence in determining the outcome of any corporate transaction or other matter submitted to our Board for approval, including issuing common and preferred stock, and appointing officers, which could have a material impact on mergers, acquisitions, consolidations and the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. The interests of these board members may differ from the interests of the other stockholders.

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

A large number of entities compete with us to make the types of investments that we make in start-up and micro companies. We compete with a large number of private equity and venture capital funds, other equity and non-equity based investment funds, investment banks and other sources of financing, including traditional financial services companies such as commercial banks and specialty finance companies. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a business development company. There can be no assurance that the competitive pressures we face will not have a material adverse effect on our business, financial condition and results of operations. Also, as a result of this competition, we may not be able to take advantage of attractive investment opportunities from time to time, and we can offer no assurance that we will be able to identify and make investments that are consistent with our investment objective.

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

Our business will require a substantial amount of capital, which we may acquire from the following sources:

Senior securities and other indebtedness. We may issue debt securities or preferred stock and/or borrow money from banks or other financial institutions, which we refer to collectively as “senior securities,” up to the maximum amount permitted by the 1940 Act. Under the provisions of the 1940 Act, we are permitted, as a business development company, to issue senior securities in amounts such that our asset coverage ratio, as defined in the 1940 Act, equals at least 200% of gross assets, less all liabilities and indebtedness not represented by senior securities, after each issuance of senior securities. If we issue senior securities, including preferred stock and debt securities, we will be exposed to typical risks associated with leverage, including an increased risk of loss. If we incur leverage to make investments, a decrease in the value of our investments would have a greater negative impact on the value of our common stock. If we issue debt securities or preferred stock, it is likely that such securities will be governed by an indenture or other instrument containing covenants restricting our operating flexibility. In addition, such securities may be rated by rating agencies, and in obtaining a rating for such securities, we may be required to abide by operating and investment guidelines that could further restrict our operating flexibility. Our ability to pay dividends or issue additional senior securities would be restricted if our asset coverage ratio was not at least 200%. If the value of our assets declines, we may be unable to satisfy this test. If that happens, we would be unable to issue any additional senior securities. Furthermore, any amounts that we use to service our indebtedness would not be available for distributions to our common stockholders.

Common stock. We are not generally able to issue and sell our common stock at a price below net asset value per share. However, we may, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current net asset value of our common stock if our Board of Directors determines that such sale is in our best interests and that of our stockholders, and our stockholders approve such sale. In certain limited circumstances, pursuant to an SEC staff interpretation, we may also issue shares at a price below net asset value in connection with a transferable rights offering so long as: (1) the offer does not discriminate among shareholders; (2) we use our best efforts to ensure an adequate trading market exists for the rights; and (3) the ratio of the offering does not exceed one new share for each three rights held. If our stock price is less that our net asset value per share, it will be extremely difficult to raise capital through the sale of common stock without obtaining shareholder approval. In the event shareholder approval is not obtained, our ability to raise adequate capital to continue as a going concern will be negatively impacted. If we raise additional funds by issuing more common stock or senior securities convertible into, or exchangeable for, our common stock, the percentage ownership of our stockholders at that time would decrease and they may experience dilution. Moreover, we can offer no assurance that we will be able to issue and sell additional equity securities in the future, on favorable terms or at all.

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

To remain entitled to the tax benefits accorded RIC under the Code, we must meet certain income source, asset diversification and annual distribution requirements. The annual distribution requirement for a RIC is satisfied if we distribute at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, to our stockholders on an annual basis. Because we may use debt financing in the future, we may be subject to certain asset coverage ratio requirements under the 1940 Act and financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to satisfy the annual distribution requirement. If we are unable to obtain cash from other sources, we may fail to qualify for special tax treatment as a RIC and, thus, may be subject to corporate-level income tax on all our income. To qualify as a RIC, we must also meet certain asset diversification requirements at the end of each calendar quarter. Failure to meet these tests may result in our having to dispose of certain investments quickly in order to prevent the loss of RIC status. Because most of our investments will be in private companies, any such dispositions could be made at disadvantageous prices and may result in substantial losses. If we fail to qualify as a RIC for any reason and remain or become subject to corporate income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions. Such a failure would have a material adverse effect on us and our stockholders.

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

RISKS RELATED TO OUR INVESTMENTS

Start-up and micro companies are subject to many risks, including volatility, intense competition, decreasing life cycles and periodic downturns.

We invest in companies in the technology-related sector, some of which may have relatively short operating histories. The revenues, income (or losses) and valuations of start-up and micro companies can and often do fluctuate suddenly and dramatically.

Our investments in start-up and micro companies that we are targeting may be extremely risky and we could lose all or part of our investments.

Although a prospective portfolio company’s assets are one component of our analysis when determining whether to provide debt capital, we generally do not base an investment decision primarily on the liquidation value of a company’s balance sheet assets. Instead, given the nature of the companies that we invest in, we also review the company’s historical and projected cash flows, equity capital and “soft” assets, including intellectual property (patented and non-patented), databases, business relationships (both contractual and non-contractual) and the like. Accordingly, considerably higher levels of overall risk will likely be associated with our portfolio compared with that of a traditional asset-based lender whose security consists primarily of receivables, inventories, equipment and other tangible assets. Interest rates payable by our portfolio companies may not compensate for these additional risks. Specifically, investment in the start-up and micro companies that we are targeting involves a number of significant risks, including:

•
these companies may have limited financial resources and may be unable to meet their obligations under their debt securities that we hold, which may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of us realizing any value from the liquidation of such collateral;

•
they typically have limited operating histories, narrower product lines and smaller market shares than larger businesses, which tend to render them more vulnerable to competitors’ actions and market conditions, as well as general economic downturns;

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

A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, termination of its loans and foreclosure on its secured assets, which could trigger cross-defaults under other agreements and jeopardize our portfolio company’s ability to meet its obligations under the debt securities that we hold. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting portfolio company. In addition, if a portfolio company goes bankrupt, even though we may have structured our interest as senior debt, depending on the facts and circumstances, including the extent to which we actually provided significant “managerial assistance” to that portfolio company, a bankruptcy court might re-characterize our debt holding and subordinate all or a portion of our claim to that of other creditors.

Elections to not make follow-on investments in our portfolio companies could impair the value of our portfolio.

Following an initial investment in a portfolio company, we may make additional investments in that portfolio company as “follow-on” investments, in order to: (1) increase or maintain in whole or in part our equity ownership percentage; (2) exercise warrants, options or convertible securities that were acquired in the original or subsequent financing; or (3) attempt to preserve or enhance the value of our investment. We may elect not to make follow-on investments or otherwise lack sufficient funds to make those investments. We have the discretion to make any follow-on investments, subject to the availability of capital resources. The failure to make follow-on investments may, in some circumstances, jeopardize the continued viability of a portfolio company and our initial investment, or may result in a missed opportunity for us to increase our participation in a successful operation. Even if we have sufficient capital to make a desired follow-on investment, we may elect not to make a follow-on investment because we may not want to increase our concentration of risk, because we prefer other opportunities, or because we are inhibited by compliance with business development company requirements or the desire to maintain our tax status.

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

In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. Due to the potential volatility of our stock price, we may therefore be the target of securities litigation in the future. Securities litigation could result in substantial costs and divert management’s attention and resources from our business.

Our shares may trade at discounts from net asset value or at premiums that are unsustainable over the long term.

Shares of business development companies may trade at a market price that is less than the net asset value that is attributable to those shares. The possibilities that our shares of common stock will trade at a discount from net asset value or at premiums that are unsustainable over the long term are separate and distinct from the risk that our net asset value will decrease. It is not possible to predict whether our shares will trade at, above, or below net asset value.

There is a risk that you may not receive dividends or that our dividends may not grow over time.

We cannot assure you that we will achieve investment results or maintain a tax status that will allow or require any specified level of cash distributions or year-to-year increases in cash distributions.

Our common stock is deemed to be a “penny stock,” which may make it more difficult for you to sell your shares.

Our common stock is deemed to be “penny stock” as that term is defined and promulgated under the Securities Exchange Act of 1934. These requirements may reduce the potential market for the common stock by reducing the number of potential investors. For example many mutual funds and other institutional investors are prohibited from investing in “penny stocks.” This may make it more difficult for investors of the common stock to sell shares to third parties or to otherwise dispose of them. This could cause our stock price to decline. Penny stocks are stock with a price of less than $5.00 per share.

Broker/dealers dealing in penny stocks are required to provide potential investors with a document disclosing the risks of penny stocks. Moreover, broker/dealers are required to determine whether an investment in a penny stock is a suitable investment for a prospective investor.

Our common stock may be affected by limited trading volume and may fluctuate significantly.

There has been a limited public market for our common stock and there can be no assurance that an active trading market for our common stock will develop. As a result, this could adversely affect our shareholders’ ability to sell our common stock in short time periods, or possibly at all. Our common stock has experienced, and is likely to experience in the future, significant price and volume fluctuations that could adversely affect the market price of our common stock without regard to our operating performance. In addition, we believe that factors such as quarterly fluctuations in our financial results and changes in the overall economy or the condition of the financial markets could cause the price of our common stock to fluctuate substantially. Substantial fluctuations in our stock price could significantly reduce the price of our stock.

Our common stock is traded on the “Over-the-Counter Bulletin Board,” which may make it more difficult for you to resell your shares due to suitability requirements.

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

Future developments may cause our stock to be no longer traded on the OTCBB.

Future developments, such as a loss of assets, an insolvency, or an inability to comply with certain regulatory requirements, may cause our stock to be no longer listed on the OTCBB, which may make it more difficult to sell your stock or may affect the price at which you may be able to sell your stock.

Changes in the law or regulations that govern us could have a material effect on us or our operations.

We are regulated by the SEC. In addition, changes in the laws or regulations that govern business development companies, regulated investment companies, and real estate investment trusts may significantly affect our business. Any change in the law or regulations that govern our business could have a material effect on us or our operations. Laws and regulations may be changed from time to time, and the interpretations of the relevant laws and regulations also are subject to change, which may have a material effect on our operations.

The market for our stock is limited and our stock price may be volatile.

The market for our common stock has been limited due to low trading volume and the small number of brokerage firms acting as market makers. Because of the limitations of our market and volatility of the market price of our stock you may face difficulties in selling shares at attractive prices. The average daily trading volume for our stock has varied significantly from week to week and from month to month, and the trading volume often varies widely from day to day.

We may incur significant expenses as a result of being quoted on the OTCBB, which may negatively impact our financial performance.

We may incur significant legal, accounting and other expenses as a result of being listed on the OTCBB. The Sarbanes-Oxley Act of 2002, as well as related rules implemented by the Commission has required changes in corporate governance practices of public companies. We expect that compliance with these laws, rules and regulations, including compliance with Section 404 of the Sarbanes-Oxley Act of 2002 as discussed in the following risk factor, may substantially increase our expenses, including our legal and accounting costs, and make some activities more time-consuming and costly. As a result, there may be a substantial increase in legal, accounting and certain other expenses in the future, which would negatively impact our financial performance and could have a material adverse effect on our results of operations and financial condition.

Our internal controls over financial reporting may not be considered effective, which could result in a loss of investor confidence in our financial reports and in turn have an adverse effect on our stock price.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to furnish a report by our management on our internal controls over financial reporting. Such report will contain, among other matters, an assessment of the effectiveness of our internal controls over financial reporting as of the end of the year, including a statement as to whether or not our internal controls over financial reporting are effective. This assessment must include disclosure of any material weaknesses in our internal controls over financial reporting identified by management. The report will also contain a statement that our independent registered public accounting firm has issued an attestation report on management’s assessment of internal controls. If we are unable to assert that our internal controls are effective as of December 31, 2006, or if our independent registered public accounting firm is unable to attest that our management’s report is fairly stated or they are unable to express an opinion on our management’s evaluation or on the effectiveness of our internal controls, investors could lose confidence in the accuracy and completeness of our financial reports, which in turn could cause our stock price to decline.

FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our industry, our beliefs, and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” and “estimates” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. Important assumptions include our ability to originate new loans and investments, certain margins and levels of profitability and the availability of additional capital. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this annual report should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those described or identified in “Risk Factors” and elsewhere in this annual report.

You should not place undue reliance on these forward-looking statements, which apply only as of the date of this annual report.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We do not own any real estate or other physical properties materially important to our operation. Since March 2006, our headquarters have been relocated to 3300 North A Street Suite 2-210, which are being provided by our CEO/CFO, Robert Cole, free of charge, on a month to month basis. In April 2006, we opened a new office located at 33 Whitehall Street, 17th Floor, New York, NY 10004. We paid rent of $1,500 per month for this space, but as of March 31, 2007, we will no longer have an office in New York City. The management believes that our office in Texas is adequate for our operations as presently conducted.

ITEM 3. LEGAL PROCEEDINGS

We are not currently subject to any legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us. From time to time, we may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2006.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the OTCBB under the symbol “STIV.” Following is the range of high and low sales prices on the OTCBB for the common stock for the periods indicated. This chart was based on information obtained from the OTCBB. The chart reflects a 1:200 reverse stock-split effected in January 2005.

	High	Low
Calendar Year 2005
First Quarter	$1.001	$0.15
Second Quarter	$0.27	$0.11
Third Quarter	$0.27	$2.00
Fourth Quarter	$0.205	$0.04

Calendar Year 2006
First Quarter	$0.08	$0.02
Second Quarter	$0.06	$0.03
Third Quarter	$0.03	$0.01
Fourth Quarter	$0.03	$0.01

The last reported price for our common stock on March 31, 2007 was $0.035 per share. As of March 31, 2007, we had 145 shareholders of record.

Dividends

We have not paid cash dividends on our common stock and we do not plan to pay cash dividends in the foreseeable future. On February 15, 2006, we declared a stock distribution of 850,000 shares of Rep Retail e-Promotion, Inc.

Recent Sales of Unregistered Securities

We did not sell any unregistered securities in 2006. On January 16, 2007, we filed a registration statement under Regulation E (the “Form 1-E”), which we subsequently withdrew on March 21, 2007. In lieu of the shares we anticipated selling under Form 1-E, we may sell securities to obtain investors under Regulation D from time to time, and are currently in negotiations with potential investors.

Issuer Purchases of Equity Securities

In March 2006, we issued a press release announcing that our Board approved a buy back of up to 2,000,000 of our shares at a price up to $.10 per share. As of December 31, 2006, we had repurchased 70,000 shares in open market transactions.

For the period January 1, 2006 through December 31, 2006, we engaged or were eligible to engage in the following purchases of the Company’s shares:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
01/01/06 To 01/31/06	0	0	0	0
02/01/06 To 02/28/06	0	0	0	0
03/01/06 To 03/31/06	25,000	$0.041	25,000	1,975,000
04/01/06 To 04/30/06	45,000	$0.043	45,000	1,930,000
05/01/06 To 05/31/06
06/01/06 To 12/31/06
Total	70,000	$0.0423	70,000	1,930,000

We did not purchase any of our own shares during the fourth quarter of our fiscal year ended December 31, 2006.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data for the year ended December 31, 2006 and for the period ended December 31, 2005 is derived from our financial statements which have been audited by Larry O’Donnell, CPA, our independent registered public accounting firm. The data should be read in conjunction with our financial statements and related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

Statement of Operations

	Year Ended December 31,
Statement of Operations	2006	2005	2004	2003	2002

Interest, Dividends and consulting / net sales	$86,707	$41,931	$94,226	$-	$421,014
Cost of sales		-	-		92,835

Total Investment Income / Gross profit	86,707	41,931	94,226	-	328,179
Selling, administrative and general & stock based expenses	241,134	865,829	260,821	1,529,005	2,458,309
Net investment income (loss)	(154,427)	(823,898)	(166,595)	(1,529,005)	(2,130,130)

Interest expense	51,532	22,362	218,072	20,000	149,520
Net realized unrealized gain (loss)/(Other expense)	(868,480)	219,503	-	(663,420)	(343,984)
Net decrease in net assets resulting from Operations / Net loss	$(1,022,907)	$(626,757)	$(384,667)	$(885,585)	$(1,935,666)

EARNINGS PER COMMON SHARE:

Basic & diluted loss per common share	$(.04)	(.03)	$($2.02)	$(74.60)	$(670.94)

Balance Sheet

	December 31,
Balance Sheet	2006	2005	2004	2003	2002

Working capital	$(1,257,206)	$(827,045)	$(34,891)	$(1,427,512)	$(1,507,662)

Total assets	$1,734,537	$2,697,660	$914,120	$14,162	$68,933

Long-term debt, capital leases and due to officer	$-	$-	$-	$-	$436,958

Shareholders’ Equity (Deficit)	$335,450	$1,825,465	$(34,891)	$(1,427,512)	$(1,944,620)

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes thereto contained elsewhere in this Form 10-K.

Overview

Our investment objective is to maximize our portfolio’s total return, principally by investing in the debt and/or equity securities of start-up and micro companies. Our primary focus is to seek current income through investment in non-public debt and long-term capital appreciation by acquiring accompanying warrants or other equity securities. We have elected to be treated as a business development company under the 1940 Act. We have elected to be treated for tax purposes as a RIC under the Code beginning with the 2006 taxable year.

We concentrate our investments in companies having annual revenues of more than $1 million and/or a market capitalization of more than $2 million. We focus on companies that create products or provide services requiring advanced technology and companies that compete in industries characterized by such products or services.

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

To the extent possible, our loans are collateralized by a security interest in the borrower’s assets or guaranteed by a principal to the transaction. Interest payments, if not deferred, are normally payable quarterly. In addition, we seek an equity component in connection with a substantial portion of our investments, in the form of warrants to purchase stock or similar equity instruments. When we receive a warrant to purchase stock in a portfolio company, the warrant will frequently have a nominal strike price, and will entitle us to purchase a modest percentage of the borrower’s stock.

In addition, as a business development company under the 1940 Act, we are required to offer to make available significant managerial assistance, for which we may receive fees, to our portfolio companies. These fees are generally non-recurring, however in some instances they may have a recurring component. We have received no fee income for managerial assistance to date.

During the period from our initial election in March 2004 through December 31, 2006, we made sixteen investments in target companies in the total amount of $2.9 million in funded capital. We completed the following transactions since our election to be regulated as a BDC:

Portfolio Company	Investment	Cost
AGI Partners, LTD	Common Stock + Secured Loan	$222,941
Amazon Biotech	Common Stock	$15,000
Asia Payment	Common Stock	$100,000
GoIP Global, Inc	Common Stock - Secured Loan	$214,921
Miscor Ltd (1)	Common Stock + Secured Loan	$800,845
New Life Scientific	Common Stock	$226,062
Premier Indemnity	Common Stock	$125,000
Retail Rep e-Promotion	Common Stock	$200,000
Sun Coast Naturals	Loan	$35,000
Western Roses	Secured Loan	$150,000
Food Products Inc	Common stock	$10,814
Secure X LLC	Common Stock	$140,000
Wireless Ink LLC	Secured Loan	$60,000
Net2 Auction Inc.	Common Stock	$40,000
ICT Technologies	Common Stock	$50,000
SBD International, Inc.	Common Stock	$100,000
Promana	Common Stock	$100,000
Total		$2,590,583

We are currently in negotiations with respect to several potential future transactions. We continue to conduct due diligence and finalize terms regarding such transactions. However, there can be no assurance or certainty when or if these transactions will close.

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

The Board of Directors’ final determination of fair value is based on some or all of the following factors, as applicable, and any other factors considered relevant:

•	the nature of any restrictions on the disposition of the securities;

•	assessment of the general liquidity/illiquidity of the securities;

•	the issuer’s financial condition, including its ability to make payments and its earnings and discounted cash flow;

•	the markets in which the issuer does business;

•	the cost of the investment;

•	the size of the holding and the capitalization of issuer;

•	the nature and value of any collateral;

•	the prices of any recent transactions or bids/offers for the securities or similar securities or any comparable securities that are publicly traded;

•	any available analyst, media or other reports or information deemed reliable by the independent valuation firm regarding the issuer or the markets or industry in which it operates;

•	certified appraisal reports

•	past experience with the valuation of the securities; and

•	the sensitivity of the securities to fluctuations in interest rates.

The fair value method for valuing securities may be applied to the following types of investments:

•	private placements and restricted securities that do not have an active trading market;

•	securities whose trading has been suspended or for which market quotes are no longer available;

•	debt securities that have recently gone into default and for which there is no current market;

•	securities whose prices are stale; and

•	securities affected by significant events.

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

Results Of Operations

Year ended December 31, 2006 compared to year ended December 31, 2005

Investment Income

For the year ended, December 31, 2006 gross investment income totaled $86,707 as compared to $41,931 for the year ended December 31, 2005. During the past two years the Company has shifted its focus to becoming an investment company. As such, its operations now consist of making investments into small, developing businesses. Future revenues are expected to be generated as our investments are either liquidated for a profit, pay dividends, earn interest, or pay management fees.

Expenses

For the year ended December 31, 2006, expenses totaled $241,134 as compared to $888,191 for the year ended December 31, 2005, a decrease of 73% . The decrease was a result of reduced outside service costs and reduced professional expenses. Professional fees were reduced from $202,635 to $88,319 in 2006.

During the year ended December 31, 2006, no stock was issued for services. Under the rules of the Investment Company Act of 1940, the Company is prohibited from issuing stock for services except in certain circumstances under a stock option plan. As a result, future costs associated with issuing stock for services are expected to be negligible.

Net Investment Income

The company’s net investment loss totaled $154,427 and $846,260, respectively for the years ended December 31, 2006 and 2005. This decrease in the loss is primarily due to reduced expenses in 2006 as compared to expenses in 2005.

Net Realized Gains/Losses

The Company had net realized losses for the year ended December 31, 2006 of $277,956 as compared to a gain of $3,918 in 2005. The Company sold some non-performing investments in 2006 that created the realized loss as compared to a small realized gain in 2005.

Net Unrealized Appreciation/Depreciation on Investments

Net unrealized losses were $590,524 for the year ended December 31, 2006 as compared to a gain of $215,585 for the year ended December 31, 2005, primarily as a result of losses due to decreases in the value of the Company’s portfolio investments.

Net Decrease in Net Assets from Operations

As a results of the foregoing, for the years ended December 31, 2006 and 2005, the Company incurred a net decrease in net assets resulting from operations of $1,022,907 and $626,757 respectively. The net change in net assets from operations per share was ($0.04) and ($0.03), respectively, for the years ended December 31, 2006 and 2005.

Year ended December 31, 2005 compared to year ended December 31, 2004

Investment Income

Net investment income for the years ended December 31, 2005 and 2004 were $41,931 and $94,226, respectively. During these years the Company shifted its focus to becoming an investment company. As such, its operations now consist of making investments into small, developing businesses. Future revenues are expected to be generated as our investments are either liquidated for a profit, pay dividends, earn interest, or pay management fees.

Expenses

For the year ended December 31, 2005, general and administrative expenses were $663,194 as compared to $260,821 for the year ended December 31, 2004, an increase of 116%. The increase was a result of increased outside services and professional expenses.

During the year ended December 31, 2005, no stock was issued for services. Under the rules of the Investment Company Act of 1940, the Company is prohibited from issuing stock for services except in certain circumstances under a stock option plan. As a result, future costs associated with issuing stock for services are expected to be negligible.

Net Investment Income

The Company’s net investment loss totaled $846,260 and $384,667 respectively for the years ended December 31, 2005 and 2004. This increase is due primarily to the increase in expenses due to the change in Company operations started in 2004, which are now focused on operating as a Business Development Corporation in 2005.

Net Unrealized Appreciation/Depreciation on Investments

Net unrealized gains were $215,585 in the year ended December 31, 2005 as compared to $0 for this year ended December 31, 2004, primarily as a result of the change to a business development company.

Net Decrease in Net Assets from Operations

As a result of the foregoing, the Company incurred a net decrease in assets of $626,757 as compared to net decrease in assets of $384,667 for the years ended December 31, 2005 and 2004, respectively.

Liquidity and Capital Resources

The Company has funded its requirements for working capital primarily through a loan from March 2006 that had a principal balance of $775,000 and pays interest at a rate of 8% per annum. At December 31, 2006, the Company owed $32,397 to four former employees. We are in default of a note payable to a company controlled by certain of our shareholders. The note bears interest at the rate of 8% per annum and is secured by all of the Company’s assets. The note was due in March 31, 2005. As of December 31, 2006, the outstanding principal amount of $187,500, together with accrued interest of $48,696, or a total of $236,196 was due and payable. We are engaged in discussions with the lender to resolve this matter.

For the year ended December 31, 2006, net cash used in operating activities was $960,336, which was attributable to a net decrease in net assets resulting from operations of $1,022,907, a net change in unrealized depreciation of $590,524, and an increase in receivables and decrease in accounts payable totaling $176,162. This compares to net cash used in operating activities of $2,191,914 for the year ended December 31, 2005. The primary difference was the expenditure of $1,523,115 in 2005 for purchases of investment securities.

For the year ended December 31, 2006, net cash provided by financing activities was $976,567 which was attributable to proceeds from loans of $734,252, loans repaid to officer of $13,060, proceeds from the sale of stock and the reduction of stock subscribed of $320,136. This compares to $2,189,913 provided by financing activities in 2005.

The Company anticipates a significant increase in capital expenditures subject to obtaining additional financing, of which there can be no assurance. The Company’s capital requirements depend on numerous factors, including market acceptance of the Company’s investment ability to obtain additional financing, technological developments, capital expenditures and other factors. The Company has an immediate need for additional financing to continue operations. The Company is seeking to obtain additional capital through the sale of its securities and loans. If the Company does not immediately receive additional financing, the Company will be required to cease operations. If the Company obtains additional financing, of which there can be no assurance, the Company may sell its equity securities. The sale of additional equity or convertible debt securities could result in additional dilution to stockholders. There can be no assurance that financing will be available in the required amounts or on terms acceptable to the Company, if at all.

Off-Balance Sheet Arrangements

At December 31, 2006, we did not have any off-balance sheet liabilities or other contractual obligations that are reasonably likely to have a current or future material effect on our financial condition.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Our portfolio is concentrated in a limited number of portfolio companies, which subjects us to a risk of significant loss if any of these companies defaults on its obligations under any of its debt securities that we hold. In particular, our investment in Miscor Limited represents 62.5% of our entire portfolio. Our aggregate returns may be significantly adversely affected if this investment performs poorly or if we need to write down the value of any one of our major investments. Beyond our income tax asset diversification requirements, we do not have fixed guidelines for diversification, and our investments could be concentrated in relatively few issuers.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Larry O'Donnell, CPA, P.C.

Telephone (303)745-4545	2228 South Fraser Street
Unit 1
Aurora, Colorado 80014

Report of Independent Registered Public Accounting Firm

To the Board of Directors
StarInvest Group, Inc.
Midland, Texas

I have audited the accompanying balance sheets of StarInvest Group, Inc. including the schedule of investments as of December 31, 2006 and 2005, and the related statements of operations, changes in net assets and cash flows for the years then ended and the financial highlights for the years ended December 31, 2006 and 2005. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting. My audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, I express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of StarInvest Group, Inc. as of December 31, 2006 and 2005, and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit of $11,569,638 at December 31, 2006. Additionally, for the year ended December 31, 2006, the Company used cash in operations of $1,022,907. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Larry O’Donnell, CPA, P.C.
March 30, 2007

StarInvest Group, Inc.
Statements of Assets and Liabilities

	December 31, 2006	December 31, 2005
Assets
Investments, at fair value(cost- $1,740,592 and $2,200,583, respectively)	$1,617,656	$2,671,303
Cash	16,381	150
Receivable and deposit	100,500	26,207
Total assets	$1,734,537	$2,697,660
Liabilities
Loans payable	$1,069,583	$335,331
Accounts payable and accrued expenses	304,504	478,804
Due to officer	-	13,060
Obligation to repurchase shares	25,000	45,000
Total liabilities	$1,399,087	$872,195
Net Assets
Series B preferred stock, par value $.001 per share, 10,000,000 shares authorized, 0 and 3,400,000 shares issued and outstanding,
respectively	$-	$3,400
Common stock, par value $.001 per share, 900,000,000 shares
authorized, 27,592,971 and 25,392,021 shares issued and
outstanding, respectively	27,593	25,392
Additional paid-in capital	12,445,014	12,583,672
Treasury stock	(387,519)	-
Stock subscription receivable	(180,000)	(440,268)
Accumulated deficit	(11,569,638)	(10,346,731)
Total Net Assets	$335,450	$1,825,465
Total liabilities and net assets	$1,734,537	$2,697,660
Net Asset Value per Share	$0.01	$0.07

See notes to financial statements.

STARINVEST GROUP, INC.
STATEMENTS OF OPERATIONS

	Year Ended	Year Ended	Year Ended
	December 31, 2006	December 31, 2005	December 31, 2004
INVESTMENT INCOME:
Interest	$30,707	$41,931	$94,226
Consulting Income	56,000	-	-
Total Investment Income	86,707	41,931	94,226
EXPENSES:
General and administrative expenses	142,177	663,194	260,821
Professional fees	88,319	202,635	-
Other (Income) expense	(40,894)	-	-
Interest expense	51,532	22,362	218,072
Total expenses	241,134	888,191	478,893
Net investment income (loss)	(154,427)	(846,260)	(384,667)
REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS:
Net realized gain (loss) on investments	(277,956)	3,918	-
Net change in unrealized gain or loss on investments	(590,524)	215,585	-
Net realized and unrealized gain (loss) from investments	(868,480)	219,503	-
NET INCREASE (DECREASE) IN NET ASSETS RESULTING
FROM OPERATIONS	$(1,022,907)	$(626,757)	$(384,667)
LOSS PER COMMON SHARE	$(0.04)	$(0.03)	$(2.02)

See notes to financial statements.

STARINVEST GROUP, INC.
STATEMENTS OF CHANGES IN NET ASSETS

	Year Ended	Year Ended
	December 31, 2006	December 31, 2005
Increase in net assets from operations:
Net investment income (loss)	$(154,427)	$(846,260)
Net realized gains (losses)	(277,956)	3,918
Net change in unrealized gain (loss)	(590,524)	215,585

Net increase (decrease) in net assets resulting from operations	(1,022,907)	(626,757)
Dividends and distributions to shareholders	(200,000)	-
Net increase from capital share transactions
Sold 498,901 and 18,062,731 common shares, respectively	59,868	2,487,113
Redeemed 1,697,950 shares for treasury stock	(389,744)	-
Subscribed stock	62,768	-
Net increase from capital share transactions	(267,108)	2,487,113
Total increase (decrease) in net assets:	(1,490,015)	1,860,356
Net assets at beginning of period	1,825,465	(34,891)
Net assets at end of period	$335,450	$1,825,465
Capital share activity
Shares sold	498,901	18,062,731
Shares converted	3,400,000	6,600,000
Shares retired	(1,697,950)	-
Net increase (decrease) in capital share activity	2,200,951	24,662,731

See notes to financial statements.

STARINVEST GROUP, INC.
STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended	Year Ended
	December 31, 2006	December 31, 2005	December 31, 2004
Cash Flows from Operating Activities
Net decrease in Net Assets Resulting from Operations	$(1,022,907)	$(626,757)	$(384,667)
Adjustments to reconcile net decrease:
Purchase of investment securities	(281,104)	(1,523,115)	(90,000)
Stock issued for various purposes	-	-	51,745
Increase in receivable	(100,500)
Consulting income	(56,000)
Increase (decrease) in accounts payable and
accrued expenses	(75,662)	198,023	(263,107)
Decrease (increase) in other assets	26,207	(25,707)	(12,850)
Forgiveness of debt	(40,894)	-	-
Interest expense	-	22,362	42,502
Net change in unrealized (appreciation)/depreciation
on investments	590,524	(236,720)	(234,001)
Net Cash Used by Operating Activities	(960,336)	(2,191,914)	(890,378)

Cash Flows from Financing Activities:
Net proceeds from the issuance of common stock	59,868	2,960,020	528,100
Net proceeds from (issuance of) subscribed stock	260,268	(440,268)	14,750
Payments to repurchase shares	(64,761)	(10,000)	-
Net proceeds (repayments) from loans	734,252	(156,932)	496,239
Repayments of officer loan	(13,060)	(162,907)	(147,372)
Net Cash Provided by Financing Activities	976,567	2,189,913	891,717
Net Increase in Cash	16,231	(2,001)	1,339
Cash, Beginning of period	150	2,151	812
Cash, End of period	$16,381	$150	$2,151

See notes to financial statements.

STARINVEST GROUP, INC.
SCHEDULE OF INVESTMENTS

Portfolio Company

Common Equity - 23.41%	Industry	Shares	Cost	Fair Value

Amazon Biotech, Inc	Biotech	484,166	$107,329	$38,733

ICT Technologies, Inc	Telecommunications	219,430	$16,369	$26,332

Miscor Limited	Power Service	840,834	$845	$168,167

Net2Auction, Inc	Online Retailer	400,000	$40,000	$6,000

New Life Scientific, Inc	Biotech	330,001	$256,049	$11,550

Promana Solutions, Inc	Payroll Software Solutions	2,000,000	$50,000	$100,000

SBD International, Inc	Real Estate Developer	400,000	$100,000	$28,000

Total Common Equity			$570,592	$378,782

Unsecured Promissory Note - 7.73%	Industry	Par Amount	Cost	Fair Value

Premier Indemnity, Inc - 6%, 3/11/08	Insurance	125,000	$125,000	$125,000

Total Unsecured Promissory Note			$125,000	$125,000

Secured Promissory Note - 13.01%	Industry	Par Amount	Cost	Fair Value

Gambino Apparel, Inc 10%, 7/18/05	Apparel	$35,000	$35,000	$35,000

Western Roses, Inc	Cemetery	$150,000	$150,000	$175,478

Total Secured Promissory Note			$185,000	$210,478

Subordinated Convertible Debenture - 55.85%	Industry	Par Amount	Cost	Fair Value

Miscor Limited 6%, 2/28/08	Power Service	$800,000	$800,000	$843,396

Wireless Link, Inc	New Media	$60,000	$60,000	$60,000

Total Subordinated Convertible Debenture			$860,000	$903,396

Total Investments			$1,740,592	$1,617,656

Portfolio Company	Fair value	% of Total Asset

Miscor Limited	$1,011,563	62.53

Western Roses, Inc	$175,478	10.85

Premier Indemnity, Inc	$125,000	7.73

Promana Solutions, Inc	$100,000	6.18

Wireless, Inc	$60,000	3.71

Amazon Biotech, Inc	$38,733	2.39

Gambino Apparel, Inc	$35,000	2.16

ICT Technologies, Inc	$26,332	1.63

New Life Scientific, Inc	$11,550	0.71

Net2Auction, Inc	$6,000	0.37

SBD International, Inc	$28,000	1.73

	$1,617,656	100.00

Industry
Power	62.53
Cemetery	10.85
Insurance	7.73
Software	6.18
Telecommunications	3.71
Biotech	3.11
Retail	2.53
IT	1.63
Real Estate developers	1.73

STARINVEST GROUP, INC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2006

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

StarInvest Group, Inc. (“StarInvest” or the “Company”) was incorporated on September 26, 1985 as Gemini Energy Corporation under the laws of the State of Nevada. On January 28, 1994, the Company’s name was changed to Nerox Energy Corporation. On April 24, 1998 the Company’s name was changed to Nerox Holding Corporation. On December 15, 1998 the Company’s name was changed to E*twoMedia.com. On December 19, 2000 the Company’s name was changed to Exus Networks, Inc. On November 22, 2002 the Company’s name was changed to Exus Global, Inc. On January 13, 2005 the Company’s name was changed to StarInvest Group, Inc.

In January 2001, an Agreement to Exchange Stock dated January 15, 2001 was entered into by and between Exus and Exus New York (the “Agreement”). Under terms of the Agreement, Exus New York exchanged all of its issued and outstanding shares for 20,000,000 shares of the Company. After the Agreement, the Company owned 79% of the outstanding common stock of the combined entity and became the surviving corporation. The transaction has been accounted for as a reverse acquisition under the purchase method for business combinations. On November 25, 2002, the Company amended its articles of incorporation to change the name of the Company to Exus Global, Inc. On January 12, 2005, the Company changed its name to StarInvest Group Inc. On March 9, 2005, the Company filed Form N-54 to elect to report as a business development company (BDC) under the Investment Company Act of 1940.

The results of operations for 2005 and 2004 reflect the Company’s operating as a BDC from March 2004 through Dec 31, 2005. There was no cumulative effect of accounting change for the conversion to a BDC. Accounting principles used in the preparation of the financial statements as a BDC differ primarily related to the carrying value of investments and the accounting for income taxes.

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

Loss per Common Share

The Company complies with SFAS No. 128, “Earnings per Share”. SFAS No. 128 requires dual presentation of basic and diluted earnings per share for all periods presented. Basic earnings per share excludes dilution and is computed by dividing loss applicable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Since the effect of the outstanding options, and convertible debentures and preferred stock is antidilutive, they have been excluded from the Company’s computation of loss per common share.

Stock-Based Compensation

Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the estimated fair value of the Company’s stock at the date of the grant over the amount an employee must pay to acquire the stock. The Company has adopted the “disclosure only” alternative described in SFAS 123 and SFAS 148, which require pro forma disclosures of net income and earnings per share as if the fair value method of accounting had been applied.

Fair Value of Financial Instruments

The carrying amount reported in the consolidated balance sheets for cash, accounts payable and accrued expenses approximate fair value because of the immediate or short-term maturity of the financial instruments.

Use of Estimates

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America that require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates. In the normal course of business, the Company may enter into contracts that contain a variety of representations and provide indemnifications. The Company’s maximum exposure under these arrangements is unknown as this would involve future claims that may be made against the Company that have not yet occurred. However, based upon experience, the Company expects the risk of loss to be remote.

Investment Valuation

The Company carries its investments at fair value, as determined in good faith by the Board of Directors. Securities that are publicly traded are valued at the closing price on the valuation date. Debt and equity securities that are not publicly traded are valued at fair value as determined in good faith by the Board of Directors. In making such determination, the Board of Directors values non-convertible debt securities at cost plus amortized original issue discount plus payment-in-kind (“PIK”) interest, if any, unless adverse factors lead to a determination of a lesser valuation. Due to the uncertainty inherent in the valuation process, such estimates of fair value may differ significantly from the values that would have resulted had a readily available market for the securities existed, and the differences could be material. Additionally, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the valuation currently assigned.

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

Recent Pronouncements

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. Statement 148 provides alternative methods of transition to Statement 123’s fair value method of accounting for stock-based employee compensation. It also amends the disclosure provisions of Statement 123 and APB Opinion No. 28, Interim Financial Reporting, to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. Statement 148’s amendment of the transition and annual disclosure requirements of Statement’s 123 are effective for fiscal years ending after December 15, 2002. Statement 148’s amendment of the disclosure requirements of Opinion 28 is effective for interim periods beginning after December 15, 2002.

In December 2002, the Emerging Issues Task Force issued a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (EITF 00-21). EITF 00-21 mandates how to identify whether goods or services or both are delivered separately in a bundled sales or licensing arrangement should be accounted for as separate units of accounting. The consensus is effective for revenue arrangements entered into in reporting periods beginning after June 15, 2003. The adoption of EITF 00-21 did not have a significant effect on our financial position or results of operations.

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” (“FIN 46”). The interpretation provides guidance for determining when a primary beneficiary should consolidate a variable interest entity or equivalent structure that functions to support the activities of the primary beneficiary. The interpretation is effective as of the beginning of the first interim or annual reporting period beginning after June 15, 2003, for variable interest entities created before February 1, 2003. The adoption of this statement is not expected to impact our financial position, results of operations or cash flows.

In April 2003, the FASB issued SFAS Statement No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative instruments and Hedging Activities. This Statement is effective for contracts entered into or modified after June 30, 2003, except for certain hedging relationships designated after June 30, 2003. Most provisions of this Statement should be applied prospectively. The Company does not expect the adoption of SFAS No. 149 to have a material impact on its financial statements.

In May 2003, the FASB issued SFAS Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of nonpublic entities, if applicable. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. The Company does not expect the adoption of SFAS No. 150 to have a material impact on its financial statements.

NOTE 2 - GOING CONCERN

The accompanying consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit of $11,569,638 at December 31, 2006. Additionally, for the year ended December 31, 2006, the Company had net cash used by operating activities of $960,336. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management is taking steps to address this situation. The Company is in the process of implementing its business plan and in March 2004 the Company filed Form N-54 to elect to report as a business development company (BDC) under the Investment Company Act of 1940. Management expects operations to generate negative cash flow at least through December 2006 and the Company does not have existing capital resources or credit lines available that are sufficient to fund operations and capital requirements as presently planned over the next twelve months. The ability of the Company to continue as a going concern is dependent on the Company’s ability to further implement its business plan. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management believes that the actions presently being taken to further implement its business plan and generate additional revenues provide the opportunity for the Company to continue as a going concern. Management intends to attempt to raise additional funds by way of a public or private offering. While the Company believes in its ability to raise additional funds, there can be no assurances to that effect.

NOTE 3 - INCOME TAXES

Current income taxes are computed at statutory rates on pretax income. Deferred taxes would be recorded based on differences in financial statements and taxable income. At December 31, 2006, the Company had elected to carry forward net operating losses for federal and state income tax purposes of approximately $6,190,000 that are available to reduce future taxable income through 2020. As utilization of such operating losses for tax purposes is not assured, the deferred tax asset has been fully reserved through the recording of a 100% valuation allowance. These operating losses may be limited to the extent an “ownership change”, as defined under section 382 of the Internal Revenue Code, occurs. The provision (benefit) for income taxes differs from the amounts computed by applying the statutory Federal income tax rate of 35% to income (loss) before provision for income taxes is as follows:

	2006	2005
Tax benefit computed at statutory rates	$(422,000)	$(219,000)
State income tax benefit (net of Federal Tax)	(59,000)	(31,000)
Permanent differences	125,000	125,000
Income tax benefit not utilized	356,000	125,000
Net income tax benefit	$-	$-

The components of the deferred tax asset as of December 31, 2006 are as follows:

	2006	2005
Deferred Tax Asset:
Net Operating Loss Carryforward	$2,476,000	$1,994,000
Accrued compensation	-	4,000
	2,476,000	1,998,000
Less: Valuation Allowance	(2,476,000)	(1,998,000)
Net Deferred Tax Asset	$-	$-

NOTE 4 - LOANS PAYABLE

	2006	2005
Loan payable, principal and interest at 8% per annum. Past due, loan in default. Accrued interest to date on this loan is approximately $48,696.	$236,196	$218,700

Current loans payable with an aggregate principal of $775,000, due March 12, 2007, principal and interest at 8% per annum, interest paid quarterly. Accrued interest on these loans at December 31, 2006 is approximately $25,989. These loans are unsecured.	800,989	-

Related parties notes payable, due immediately, no interest accruing. These notes are unsecured.	32,398	84,333
Totals	$1,069,583	$303,033

NOTE 5 - COMMITMENTS AND CONTINGENCIES

Employment Agreements

In November 2001, the Company entered into an employment agreement with Isaac H. Sutton, to serve as the Chairman of the Board and Chief Executive Officer of the Company. The term of the employment agreement commenced as of January 1, 2002 and expired on December 31, 2007. Mr. Sutton resigned on May 10, 2006, and the Company has no further liability under its employment contract with Mr. Sutton. The Company has a contract with Robert H. Cole to serve as its CEO/CFO. This contract, which commenced on February 1, 2007 and expires on December 31, 2007, agrees to pay Mr. Cole a $2,500 per month retainer. The Company has a contract with Mr. Stephen Cole-Hatchard to serve as its Chief Compliance Officer. Mr. Cole-Hatchard receives $1,500 per quarter under this contract, which expires in December 2007. The Company has a contract with Mr. Cristiano Germinario to serve as consultant of the Company. He has been serving in this capacity since April 1, 2006 and continues to serve in this position. Under its consulting agreement with Mr. Germinario the Company was paying $3,500 per month up to January 2007, but it has been raised to $5,000 per month starting in February 2007. This contract expires also in December 2007. All contracts can be extended from year to year.

Litigation

There are no lawsuits that we are aware of as of March 31, 2007.

NOTE 6 - STOCKHOLDERS’ DEFICIT

Stock as settlement of debt

The Company issued stock for settlement of debt to two shareholders, valuing such issues at the fair market value of the stock. During the year ended December 31, 2005, the Company issued an aggregate of 210,000 shares of common stock in consideration of debt owed by the Company. Such shares were valued at an aggregate of $35,000 representing the fair value of the shares issued. As of December 31, 2005, these shareholders have the right to put back to the Company 100,000 shares at .50 per share for a net liability of $45,000. As of December 31, 2006, the company settled with one shareholder and for $10,000 and we still have a net liability of $25,000 for the other shareholder.

Stock Sold

During the first two quarters of the year ended December 31, 2006, the Company sold 498,901 shares of its common stock under its Regulation E offering for a total of $59,868.

Stock Options

As of December 31, 2006 there were no outstanding options. No warrants or options were granted in 2006.

NOTE 7 - SUBSEQUENT EVENTS

On January 16, 2007, the Company filed an Offering Circular to raise up to $5,000,000 from the sale of shares of common stock pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended pursuant to Regulation E promulgated there under.

On February 22, 2007, we received a letter from the staff of the Office of Disclosure and Review of the SEC that raised serious issues that question whether we are in compliance with the regulatory requirements of the 1934 Act and the 1940 Act. We hired counsel to assist us in resolving this matter.

On March 21, 2007, we notified the SEC that we were withdrawing our Offering Circular filed on January 16, 2007, effective immediately.

NOTE 8 - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted net increase (decrease) in stockholders’ equity resulting from operations per share for the year ended December 31, 2006 and for the period from inception through December 31, 2005:

	Year ended December 31, 2006	Year ended December 31, 2005
Numerator for basic and diluted gain (loss) per share	$(1,205,410)	$(626,727)

Denominator for basic and diluted weighted average shares	27,931,122	19,672,001

Basic and diluted net increase (decrease) in stockholders’ equity resulting from operations per common share	$(0.04)	$(0.03)

NOTE 9 - OTHER INCOME

Other income includes primarily closing fees, or origination fees, associated with investments in portfolio companies. Such fees are normally paid at closing of the Company’s investments, are fully earned and non-refundable, and are generally non-recurring. The 1940 Act requires that a business development company to offer to make available managerial assistance to its portfolio companies. The Company may receive fee income for managerial assistance it renders to portfolio companies in connection with its investments. For the year ended December 31, 2006 and the period ended December 31, 2005, the Company received no fee income for managerial assistance.

NOTE 10 - FINANCIAL HIGHLIGHTS

Statement of Operations Data:	For the Year Ended December 31, 2006	For the Year Ended December 31, 2005
Total Investment Income	$86,707	$41,931
Total Expenses	241,134	888,931
Net Investment Loss	(154,427)	(846,260)
Net Realized and Unrealized (Losses) Gains	(868,480)	215,503
Net Decrease in Stockholders’ Equity Resulting from Operations	(1,022,907)	(626,757)

Per Share Data:
Net Asset Value	$0.01	$0.07
Net Decrease in Stockholders’ Equity Resulting from Operations	(0.04)	(0.03)

Balance Sheet Data:
Total Assets	$1,734,537	$2,697,660
Borrowings Outstanding	1,069,583	335,331
Total Net Assets	335,450	1,825,465

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements on accounting or financial disclosure with Larry O’Donnell, CPA, the Company’s current independent public accounting firm during the fiscal year ended December 31, 2006.

ITEM 9A. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

As of December 31, 2006 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, our management has concluded that our disclosure controls with respect to recording, processing, and summarizing such information may have been inadequate and is in the process of determining and implementing changes to such controls and underlying procedures. In evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

(b) Changes in Internal Control Over Financial Reporting

Management has not identified any change in the Company’s internal control over financial reporting that occurred during the fourth quarter of 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information concerning our directors and executive officers:

Name	Age	Position
Robert H. Cole	63	Chief Executive and Chief Financial Officer, Secretary and Director
Steven Cole-Hatchard	49	Chief Compliance Officer and Director
Ronald Signore	46	Director
Roger Moreau	47	Director
Cristiano Germinaro	36	Director

The following is a brief summary of the background of each executive officer and director:

Robert H. Cole

Robert H. Cole has been a Director of our company since March 9, 2006 and our Chief Executive Officer, Chief Financial Officer and Secretary since May 10, 2006. He was President and Founder of Permian Business Group which was established in 1981, as a business consulting company specializing in the sale and installation of computer solutions. From 1970 to 1980, Mr. Cole was a Senior Analyst with Gulf Oil Company, and in 1989 he became Chairman of Aplex Industries where he grew the company to $8 million in sales. Mr. Cole founded Stadium Chair Company in 1999, and sold it in 2003. Mr. Cole holds a Bachelor’s Degree in Electrical Engineering, a Masters of Science in Computing Science from Texas A&M, and a MBA from Houston Baptist University.

Stephen Cole-Hatchard

Stephen Cole-Hatchard has been a Director of our company since May 10, 2006 and our Chief Compliance Officer since November 7, 2006. Previously, Stephen J. Cole-Hatchard was the Chief Executive Officer and Chairman of Frontline Communications Corp. Mr. Cole-Hatchard has extensive experience in the areas of public and private financing, mergers and acquisitions, restructuring and turnaround planning and execution. Accomplishments include the successful completion of four public offerings and numerous private financings raising over $100 million for two companies in distinctly different industries. Recently he completed the development and execution of a restructuring and turnaround plan for a $5 million publicly traded Internet company, culminating in the acquisition of a $100 million communications company.

Ronald Signore

Ronald Signore has been a Director of our company since December 21, 2006. Mr. Signore has been partner in the certified public accounting firm of Gray, Signore & Co., LLP since 1987. Since 1998, Mr. Signore has served as a Director, Chairman of the Audit Committee and a member of the compensation and nominating committees of Frontline Communications Corp. Ronald C. Signore is a certified public accountant licensed in the states of New York and New Jersey.

Roger Moreau

Roger Moreau has been a Director of our company since December 21, 2006. Roger Moreau has been President and Portfolio Manager for Moreau Investment Management Company since 1993. Prior to 1993, Mr. Moreau worked in the Research Department at Advest, Inc., in Financial Consulting at Shearson Lehman Hutton, Inc., and the International Department at Morgan Guaranty Trust Corp of New York.

Cristiano Germinario

Cristiano Germinario has been a Director of our company since November 20, 2006. From April 2000 to May 2006, Cristiano D. Germinario worked as a financial analyst at IIG International Investment Company, a New York based fund specialized in Trade Financing. Cristiano D. Germinario holds a Masters Degree in Political Science from the University of Bologna, Italy.

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

Board Composition

The Company’s board of directors consists of five directors (prior to March 1, 2006, the Board consisted of three directors). At each annual meeting of its stockholders, all of its directors are elected to serve from the time of election and qualification until the next annual meeting following election. In addition, the Company’s bylaws provide that the maximum authorized number of directors may be changed by resolution of the stockholders or by resolution of the board of directors. The non-officer directors received no pay for their services and the CCO receives $1,500 per quarter.

Meetings and Committees of the Board of Directors

Our Board of Directors conducts its business through meetings of the Board and through activities of its committees. During the fiscal year ended December 31, 2006, our Board of Directors did not hold any meetings, but took 14 actions by Unanimous Consent. Ronald Signore and Roger Moreau constitute the members of the audit committee and both are “independent” as defined by the 1940 Act. The Audit Committee operates pursuant to a charter approved by the Board of Directors. The charter sets forth the responsibilities of the Audit Committee. Mr. Signore is the Audit Committee financial expert. The primary function of the Audit Committee is to serve as an independent and objective party to assist the Board of Directors in fulfilling its responsibilities for overseeing and monitoring the quality and integrity of the Company’s financial statements, the adequacy of the Company’s system of internal controls, the review of the independence, qualifications and performance of the Company’s independent registered public accounting firm, and the performance of the Company’s internal audit function. Stephen Cole-Hatcher, Cristiano Germinario, and Ronald Signore constitute the members of the investment committee. Cristiano Germinario is “independent” as defined by the 1940 Act. The Board does not have an option or nominating committee. Nominations are considered and made by the full board. The audit committee did not hold any meetings during 2006.

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

We have been advised that it is the position of the SEC that insofar as the indemnification provisions referenced above may be invoked to disclaim liability for damages arising under the Securities Act, these provisions are against public policy as expressed in the Securities Act and are, therefore, unenforceable.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock. Such persons are required by SEC regulations to furnish us with copies of all Section 16(a) report which they file. Based upon our review of the Forms 3, 4 and 5 submitted by these reporting persons, during the fiscal year ended December 31, 2006, all required reports were filed for Messrs. Cole and Germinario. Messrs. Cole-Hatchard, Signore and Moreau filed Forms 3 on April 16, 2007. These forms were filed after the time by which they were required to be filed by these persons due to a clerical error by the Company’s EDGAR filer..

Code of Ethics

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. For purposes of this Item, the term code of ethics means written standards that are reasonably designed to deter wrongdoing and to promote:

•	honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

•	full, fair, accurate, timely, and understandable disclosure in reports and documents that the issuer files with, or submits to, the SEC and in other public communications made by us;

•	compliance with applicable governmental laws, rules and regulations;

•	the prompt internal reporting of violations of the code to the board of directors or another appropriate person or persons; and

•	accountability for adherence to the code.

We will provide to any person without charge, upon request, a copy of our code of ethics. Such request may be made in writing to the board of directors at the address of our company.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information with respect to compensation we paid our chief executive officers for the years ended December 31, 2006 and 2005. We did not pay any other executive officer in excess of $100,000 (including salary and bonus) during the years ended December 31, 2006 and 2005.

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non- Equity Incentive Plan Compen- sation	Non-Qualified Deferred Compen- sation	All Other Compen- sation		Total
Robert H. Cole CEO & CFO (1)	2006	$0(2)	$0	$0	$0	$0	$0		$0		$0
Isaac H. Sutton Former CEO & CFO (3)	2006-2005	(4)						$ $	60,000 240,000	$ $	60,000 240,000

(1) Mr. Cole became our CEO and CFO on May 10, 2006.

(2) Under the terms of an agreement relating to our engagement of Mr. Cole, he agreed to serve the remainder of 2006 for zero salary. Beginning in February 2007, we will pay R & J Cole, Inc. $2,500 per month. The term of this agreement expires on December 31, 2007.

(3) Mr. Sutton resigned on May 10, 2006.

(4) Represents amounts we paid Mr. Sutton under an employment agreement dated January 1, 2002.

The following table sets forth information concerning equity awards granted to Messrs. Cole and Sutton outstanding at December 31, 2006.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Options Awards					Stock Awards
Number of Securities Underlying Unexercised Options
Name	Exercisable	Unexer-cisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested		Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Robert H. Cole CEO & CFO	0		0	N/A	N/A	N/A		N/A	N/A		N/A
Isaac H. Sutton Former CEO & CFO							$	$		$

The following table sets forth information concerning compensation paid to or earned by our directors during 2006 under contractual agreements or other, arrangements.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Non-Qualified Deferred Compensation	All Other Compensation	Total
Robert H. Cole	$0	$0	$0	$0	$0	$0	$0
Steven Cole-Hatchard(1)	$0	$0	$0	$0	$0	$0	$0
Ronald Signore	$0	$0	$0	$0	$0	$0	$0
Roger Moreau	$0	$0	$0	$0	$0	$0	$0
Cristiano Germinaro(2)	$0	$0	$0	$0	$0	$0	$0

(1) Although Mr. Cole-Hatchardo received no compensation as a Director in 2006, he received $1,500 from the Company in his capacity as Chief Compliance Officer.

(2) Although Mr. Germinario received no compensation as a Director in 2006, he received $28,000 from the Company in his capacity as consultant to the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Change in Control

On May 10, 2006, Isaac H. Sutton, the holder of 3,000,000 shares (representing 88.2%) of the issued and outstanding shares of our Series B Preferred Stock, transferred a total of 1,550,000 shares to the persons listed in column (a) of the table below in the amounts set forth in column (b) of the table in consideration of loans extended to us by those persons in the amount set forth in column (c) of the table. The source of funds for the loans was the personal funds of the transferees.

In addition, through a private transaction valued at par, Mr. Sutton transferred 725,000 shares of Series B Preferred Stock to each of Ronald Moschetta and Scarborough Ltd., which is controlled by Clive Dakin.

The Series B Preferred Stock does not have voting rights, but holders of the majority of the Series B Preferred Stock have the right to appoint a majority of the directors. In addition, each share of the Series B Preferred Stock is convertible into one share of our common stock. During the last quarter of 2006, all the remaining outstanding shares of Series B Preferred Stock were converted into common stock.

Name of Transferee	Number of Shares	Amount of Loan Made by Transferee In Consideration for the Shares
Aqua Alta Ltd. c/o Casa Aqua Alta Costa Careyes Jalisco, Mexico	400,000	$200,000
David L. Cohen 1800 Rockaway Avenue Hewlett, New York 11557-1645	300,000	$150,000
Marc Finkelstein 26 Allevard Street Lido Beach, New York 11561	200,000	$100,000
Henry Fortier, III c/o Repro-Depot 186 Timberland Road, B-9 Clarksboro, New Jersey 08020	50,000	$25,000
3111 Broadway Realty CRT Attn: Steve Horowitz Moritt Hock Hamroff Horowitz 400 Garden City Plaza, Suite 202 Garden City, New York 11530	300,000	$150,000
Gregg Gaylord 4915 Denwood Drive Sheboy, WI 53083-2228	50,000	$25,000
Allen Notowitz 2710 Victoria Manor San Carlos, CA 94070-4348	50,000	$25,000
Scarborough Ltd. c/o Euroba Management Ltd. 73 Front Street, 4th Floor Hamilton, HM12 Bermuda	100,000	$50,000
Beaufort Ltd. 49 Whitehall London, SW1a 2BX United Kingdom	100,000	$50,000
Total	1,550,000	$775,000

On May 10, 2006, Mr. Sutton resigned as an executive officer and director, and Mark Mayoka and John Baird resigned as directors, of our company, and Robert H. Cole, a director since March 9, 2006,was appointed as our chief executive officer and chief financial officer.

As described above and as reflected in the security ownership table set forth below, the foregoing transactions resulted in a change in control of our company.

Security Ownership

The following sets forth as of March 31, 2007, information concerning the ownership of our common stock by (i) each person known to us to beneficially own more than 5% of our outstanding common stock; (ii) each of our officers and directors; and (iii) all of our officers and directors as a group. Except as otherwise indicated, the persons named in the table do not share the right to vote or dispose of the shares with any other person. As of March 31, 2007 there were no persons known to us who owned beneficially more than 5% of our outstanding common stock. As of March 31, 2007 we had outstanding 27,592,971 shares of common stock.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class
Directors and Executive Officers: Robert H. Cole 5102 Los Alamitos Ct. Midland, TX 79705	295,000	1.08%

Steve Cole-Hatchard 315 Route 210 Stony Point, NY 10980	52,000	*

Cristiano Germinario 198 Arlington Ave. Jersey City, NJ 07305	0	*

Roger Moreau 436 North Lake Street Litchfield, CT 06759	0	*

Ronald C. Signore 32 Kinsley Grove Peral River, NY 10965	0	*

All Officers and Directors as a Group (5 persons)	347,000	1.27%

* Less than 1%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On March 12, 2006, Mr. Sutton, who was our CEO at that time, received from us 7,042,348 shares of GoIP Global, Inc., plus $400,000 in debt due to our company from GoIP Global, Inc. On the same day, Mr. Sutton transferred 1,550,000 shares of our Series B Preferred Stock to certain of our lenders as an incentive to enter into a loan. For a list of the transferrees, please see Item 12, Security Ownership of Certain Beneficial Owners and Management. Also on March 12, 2006, Mr. Sutton transferred 2,200,000 shares of our common stock to us. Based on conversations with Mr. Sutton and our former directors that were on the Board at the time, we believe that the transactions on March 12, 2006 may have been mis-characterized in previous filings with the SEC. We are currently in discussions with Mr. Sutton and these former directors to ascertain how these transactions should be characterized. Based on these discussions we will amend any filings affected to the extent necessary as soon as feasible.

 ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

(1) AUDIT FEES

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s Form 10-Q (17 CFR 249.308a) or 10-QSB (17 CFR 249.308b) or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was $3,850 for the fiscal year ended December 31, 2005 and $4,250 for the fiscal year ended December 31, 2006.

(2) AUDIT-RELATED FEES

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the Company’s financial statements was $1,800 and $1,900 for the fiscal years ended December 31, 2005 and 2006.

(3) TAX FEES

No fees billed were bill for each of the fiscal years ended December 31, 2005 and 2006 for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning.

(4) ALL OTHER FEES

No fees billed were bill for each of the fiscal years ended December 31, 2005 and 2006 for professional services rendered by the principal accountant for any other services.

(5) PRE-APPROVAL POLICIES AND PROCEDURES

Before the accountant is engaged by the issuer to render audit or non-audit services, the engagement is nominated by the members of the Audit Committee and approved by the Company’s board of directors.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

a. Documents Filed as Part of this Report

The following financial statements are set forth in Item 8 above:

b. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Restated Articles of Incorporation (incorporated by reference herein from Exhibit 3.(I) to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2003).

3.2	Certificate of Amendment to the Articles of Incorporation (incorporated by reference herein from Annex I to the Registrant’s Information Statement filed on February 10, 2004).

3.3	By-Laws (incorporated by reference herein from Annex I to the Registrant’s Information Statement on Form 14C filed on December 23, 2002).

4.1	Series A Preferred Stock Certificate of Designation (incorporated by reference herein from Appendix II to the Registrant’s Information Statement filed on December 20, 2002).

4.2	Series B Preferred Stock Certificate of Designation (incorporated by reference herein from Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2004).

10.1
Employment Agreement dated as of November 1, 2001 between the Registrant and Isaac Sutton (incorporated by reference herein from Exhibit 10.4 to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001).

10.2	Registration Rights Agreement (incorporated by reference herein from Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on November 20, 2002).

10.3	Shareholder Agreement and Irrevocable Proxy (incorporated by reference herein from Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on November 20, 2002).

10.4
Asset Acquisition Agreement dated October 28, 2002 between the Registrant and New Millennium Development Group, Inc. (incorporated by reference herein from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 20, 2002).

10.5	2002 Stock Option Plan (incorporated by reference herein from Appendix III to the Registrant’s Information Statement filed on December 20, 2002).

10.6
Loan Agreement Modification and Conversion dated December 31, 2002 between the Registrant and New Canaan Investment Partners, LLC (incorporated by reference herein from Exhibit 20 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2003).

10.7
Assignment and Assumption of Lease, dated March 12, 2006 (incorporated by reference herein from Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005).

10.8	Secured Promissory Note for $775,000 with Strasbourger Pearson Tulcin & Wolff, dated March 12, 2006.

10.9	Loan and Security Agreement with Strasbourger Pearson Tulcin & Wolff, dated March 12, 2006.

10.10	Assignment of GoIP Global, Inc. Debt to Isaac H. Sutton, dated March 12, 2006.

10.11	Employment contract with Mr. Robert H. Cole.*

10.12	Consultant agreement with Mr. Cristiano Germinario.*

11.1	Statement regarding computation of per share earnings (included in Note 8 to the Company’s Notes to the Consolidated Financial Statements).

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

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

StarInvest Group, Inc

Date: April 17, 2007	/s/ Robert H. Cole Robert H. Cole
Chief Executive Officer and Chief Financial Officer (principal executive and financial officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Date: April 17, 2007	/s/ Robert H. Cole Robert H. Cole
Chairman of the Board of Directors, Chief Executive and Chief Financial Officer (Principal Executive and Financial Officer)

Date: April 17,2007	Steve Cole-Hatchard
Director

Date: April 17, 2007	/s/ Crisitiano Germinario Cristiano Germinario
Director

Date: April 17, 2007	/s/ Roger Moreau Roger Moreau
Director

Date: April 17, 2007	/s/ Ronald C. Signore
Ronald C. Signore
Director