Form 10-Q
period 2007-03-31
STARINVEST GROUP, INC.
filed 2007-05-15
CIK 810270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF
THE SECURITIES AND EXCHANGE ACT OF 1934

For the period ended March 31, 2007

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ____________

COMMISSION FILE NUMBER: 0-18049

StarInvest Group, Inc.
(Exact name of registrant as specified in its charter)

Nevada	91-1317131
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3300 North A Street, Suite 2-210 Midland, Texas	79705
(Address of principal executive offices)	(Zip Code)

Issuer’s Telephone Number: (432) 682-8373

Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

There were 47,592,971 shares of the registrant’s common stock issued and outstanding as of May 15, 2007.

StarInvest Group, Inc.

FORM 10-Q

QUARTERLY PERIOD ENDED March 31, 2007

Item 1 - Financial Statements

StarInvest Group, Inc.
Statements of Assets and Liabilities
	March 31, 2007 (unaudited)	December 31, 2006 (audited)
Assets
Investments, at fair value(cost- $2,136,409 and $1,740,592, respectively)	$2,373,463	$1,617,656
Cash	38,322	16,381
Receivable and deposit	500	100,500
Total assets	$2,412,285	$1,734,537
Liabilities
Loans payable	$1,065,034	$1,069,583
Acccounts payable and accrued expenses	339,308	304,504
Obligation to repurchase shares	25,000	25,000
Total liabilities	$1,429,342	$1,399,087

Net Assets
Common stock, par value $.001 per share, 900,000,000 shares authorized, 47,592,971 and 27,592,971 shares issued and outstanding, respectively	47,593	27,593
Additional paid-in capital	13,025,014	12,445,014
Treasury stock	(387,519)	(387,519)
Stock subscription receivable	(180,000)	(180,000)
Accumulated deficit	(11,522,145)	(11,569,638)
Total Net Assets	$982,943	$335,450
Total liabilities and net assets	$2,412,285	$1,734,537
Net Asset Value per Share	$0.02	$0.01

See notes to financial statements.

STARINVEST GROUP, INC.
STATEMENTS OF OPERATIONS
INVESTMENT INCOME:	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006
Interest	$62,953	$24,124
Consulting Income	-	56,000
Total Investment Income	62,953	80,124
EXPENSES:
General and administrative expenses	35,922	106,131
Professional fees	69,580	31,900
Dividend	-	200,000
Interest expense	19,994	-
Total expenses	125,496	338,031
Net investment loss	(62,543)	(257,907)
REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS:
Net realized gain (loss) on investments	(2,505)	-
Net change in unrealized gain or loss on investments	112,541	257,336
Net realized and unrealized gain (loss) from investments	110,036	257,336

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$47,493	$(571)
INCOME (LOSS) PER COMMON SHARE	$0.00	$(0.00)

See notes to financial statements.

STARINVEST GROUP, INC.
STATEMENTS OF CHANGES IN NET ASSETS
Increase in net assets from operations:	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006
Net investment loss	$(62,543)	$(257,907)
Net realized losses	(2,505)	-
Net change in unrealized gain	112,541	257,336

Net increase (decrease) in net assets resulting from operations	47,493	(571)

Net increase from capital share transactions
Sold 20,000,000 shares of common stock	600,000	-
Redeemed 0 and 2,225,000 shares for treasury stock, respectively	-	(327,915)
Stock subscribed	-	62,768
Net increase from capital share transactions	600,000	(265,147)
Total increase in net assets:	647,493	(265,718)
Net assets at beginning of period	335,450	1,825,465
Net assets at end of period	$982,943	$1,559,747
Capital share activity
Shares sold	20,000,000	-
Shares converted	-	498,901
Shares retired	-	(2,225,000)
Net increase (decrease) in capital share activity	20,000,000	(1,726,099)

See notes to financial statements.

STARINVEST GROUP, INC.
STATEMENTS OF CASH FLOWS
Cash Flows from Operating Activities	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006
Net increase (decrease) in Net Assets Resulting from Operations	$47,493	$(571)
Adjustments to reconcile net increase (decrease):
Purchase of investment securities	(300,000)	(281,104)
Loans to investment companies	(300,000)	-
Decrease in receivable	100,000	-
Consulting income	-	(56,000)
Interest income	(62,953)	-
Dividends	-	200,000
Increase (decrease) in accounts payable and accrued expenses	34,804	(75,662)
Decrease (increase) in other assets	-	26,207
Forgiveness of debt	-	-
Interest expense	19,687	-

Net change in unrealized (appreciation)/depreciation on investments	(112,541)	(257,336)
Net Cash Used by Operating Activities	(573,510)	(444,466)

Cash Flows from Financing Activities:
Net proceeds from sale of common stock	600,000	-
Net proceeds (repayments) from loans	(4,549)	450,603

Net Cash Provided by Financing Activities	595,451	450,603
Net Increase in Cash	21,941	6,137
Cash, Beginning of period	16,381	150
Cash, End of period	$38,322	$6,287

See notes to financial statements.

STARINVEST GROUP, INC.
STATEMENT OF INVESTMENTS
MARCH 31, 2007

Portfolio Company	Description of Business	Cost	Value

Amazon Biotech	Biotech	$107,329	$33,891.62	Public AMZB

Health Rush	Fast Food	$250,000	$250,000	Private

Net2Aution Inc	Retail Stores	$40,000	$3,000	Public NAUC

SBD International, Inc.	Construction	$100,000	$ 4,000	Public SBDN

ICT Technolgies	Tech Company	$18,235	$ 4,000	Public ICTT

Promana	Data Processing	$150,000	$ 90,000	Public PSLU

Gambino Apparel	Manufacturing	$35,000	$ 35,000	Public GBNG

Miscor Ltd(3)	Power Service	$800,000 $845.00	$899,024.66 $386,783.64	Private

Premier Indemnity	Insurance	$125,000	$125,000	Private

Western Roses	Cemeteries	$450,000	$482,762.74	Private

Wireless Ink LLC	New media	$ 60,000	$ 60,000	Private

Total		$2,136,409	$2,373,462.66

Notes to the Financial Statements March 31, 2007

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

The accompanying financial statements have been prepared by StarInvest Group, Inc. (“STIV” or the “Company”) without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2007, and the results of operations and cash flows for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These financial statements should be read in conjunction with the audited financial statements and related notes and schedules included in the Company’s 2006 Annual Report filed on Form 10-K dated December 31, 2006. The results of operations for the periods ended March 31, 2007 and 2006 are not necessarily indicative of the operating results for the full years.

StarInvest Group, Inc. (“STIV” or the “Company”) is a specialty investment company principally providing capital and other assistance to start-up and micro companies. The Company intends to focus its portfolio in a wide variety of different sectors including but not limited to alternative resources, technology, biotech, insurance, and services. As of March 31, 2007, we have invested approximately $2,136,409 in 11 portfolio companies. Our investment objective is to maximize our portfolio’s total return by investing in the debt and/or equity securities of start-up and micro companies. We also seek to provide our stockholders with current income on investments in debt securities and long-term capital growth through the appreciation in the value of warrants or other equity instruments that we may receive when we make debt investments or equity investments.

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

NOTE 2 - INVESTMENTS

As of March 31, 2007, the Company has made 11 investments in target companies that total approximately $2,136,409 in funded capital with a current valuation of $2,373,462.66 our investment portfolio consists of the following:

Portfolio	Value

Amazon Biotech - Investment	33,891.62
Gambino Apparel f/n/a Sun Coast Naturals Inc - Loan	35,000.00
ICT Technologies Inc	4,000.00
Miscor/Magnetech Corp. - Equity	386,783.64
Miscor/Magnetech Corp. - Loan	899,024.66
Net2Auction Investment	3,000.00
Premier Indemnity Holding Co	125,000.00
Promana Investment	90,000.00
SBD International , Inc.	4,000.00
Western Roses - Loan	482,763.00
Wireless Ink LLC - Loan	60,000.00
Health Rush - Equity	250,000.00
Total Other Assets	$2,373,462.66

We currently are evaluating several companies in which we may decide to invest. However, there can be no assurance or certainty when or if these transactions will close.

As required by ASR 118, the investment committee of the company is required to assign a fair value to all investments. To comply with Section 2(a) (41) of the Investment Company Act and Rule 2a-4 under the Investment Company Act, it is incumbent upon the board of directors to satisfy themselves that all appropriate factors relevant to the value of securities for which market quotations are not readily available have been considered and to determine the method of arriving at the fair value of each such security. To the extent considered necessary, the board may appoint persons to assist them in the determination of such value, and to make the actual calculations pursuant to the board’s direction. The board must also, consistent with this responsibility, continuously review the appropriateness of the method used in valuing each issue of security in the company’s portfolio. The directors must recognize their responsibilities in this matter and whenever technical assistance is requested from individuals who are not directors, the findings of such intervals must be carefully reviewed by the directors in order to satisfy themselves that the resulting valuations are fair.

No single standard for determining “fair value...in good faith” can be laid down, since fair value depends upon the circumstances of each individual case. As a general principle, the current “fair value” of an issue of securities being valued by the board of directors would appear to be the amount which the owner might reasonably expect to receive for them upon their current sale. Methods which are in accord with this principle may, for example, be based on a multiple of earnings, or a discount from market of a similar freely traded security, or yield to maturity with respect to debt issues, or a combination of these and other methods. Some of the general factors which the directors should consider in determining a valuation method for an individual issue of securities include:

1.	the fundamental analytical data relating to the investment,

2.	the nature and duration of restrictions on disposition of the securities, and

3.
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

The board has arrived at the following valuation method for its investments. Where there is not a readily available source for determining the market value of any investment, either because the investment is not publicly traded, or is thinly traded, and in absence of a recent appraisal, the value of the investment shall be based on the following criteria:

1.	Total amount of the Company’s actual investment (“AI”). This amount shall include all loans, purchase price of securities, and fair value of securities given at the time of exchange.

2.	Total revenues for the preceding twelve months (“R”).

3.	Earnings before interest, taxes and depreciation (“EBITD”).

4.	Estimate of likely sale price of investment (“ESP”).

5.	Net assets of investment (“NA”).

6.	Likelihood of investment generating positive returns (going concern).

The estimated value of each investment shall be determined as follows:

•	Where no or limited revenues or earnings are present, then the value shall be the greater of the investment’s a) net assets, b) estimated sales price, or c) total amount of actual investment.

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

NOTE 3 - EQUITY TRANSACTIONS

In May 2005, the Company filed a Regulation E Offering to sell up to $5,000,000 worth of the Company’s common stock.

From January 1 through March 31, 2007 we raised $600,000 through the sale of 20,000,000 common shares through an offering exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Regulation D promulgated thereunder.

NOTE 4 - LOANS PAYABLE (As of March 31, 2007)

	March 31, 2007	December 31, 2006
Loan payable, principal and interest at 8% per annum.Pas due, loan in default. Accrued interest to date on this Loan is approximately $53,420.	$240,920	$236,196

Current loans payable with an aggregate principal of $775,000,due May 12, 2007, principal and interest at 8% per annum,interest paid quarterly.Accrued interest on these loans at March 31, 2007 of approximately $16,716. These loans are unsecured.	$791,716	$800,989

Related parties notes payable, due immediately, no interest Accruing. These notes are unsecured.	$32,398	$32,989
Totals	$1,065,034	$1,069,583

NOTE 5 - CURRENT QUARTER EVENTS

On March 1 2007 we made the following investments:

•	$250,000 equity investment in Health Rush, Inc, a start-up company specialized in healthy and affordable fast food.
•	$300,000 investments in Western Roses, Inc
•	$50,000 investment in Promana Solutions, Inc.

Please note that Western Roses and Promana Solutions were already StarInvest portfolio companies.

On July 10, 2006 the SEC had a conference call with the Company whereby the company was informed that the SEC did not believe that the Company complied with certain provisions of the Investment Company Act of 1940. Although the Commission informed the Company that it was not considering enforcement action against the Company, and to date the Company has not received any notices or any further communications from the SEC, the Commission did express its view that the Company de-register as a business development company. Since the Company believes that any infractions of the Act were conducted by previous management and that it is currently in compliance with the applicable provisions of the Act, the Company intends to vigorously defend its status as a business development company in compliance with the applicable provisions of the Act.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As used in this Form 10-Q, references to the “Company,” “STIV”, “we,” “our” or “us” refer to StarInvest Group, Inc. unless the context otherwise indicates.

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains “forward-looking” statements“. For this purpose, any statements contained in this Form 10-Q that are not statements of historical fact may be deemed to be forward-looking statements. Forward-looking statements can be identified as those that are predictive in nature or depend on or refer to future events or conditions, particularly those that use terminology such as “may,” “will,” “should,” “expects,” “anticipates,” “contemplates,” “estimates,” “believes,” “plans,” “projected,” “predicts,” “potential,” or “continue” or similar terms and expressions or their negatives. In addition, any statements concerning future financial performance (including future revenues, earnings or growth rates), ongoing business strategies or prospects and possible future Company actions, which may be provided by management, are also forward-looking statements.

Forward-looking statements are based on current expectations and projections about future events and are subject to risks, uncertainties and assumptions about the Company, economic and market factors and the industries in which the Company does business, among other things. These statements are not guaranties of future performance, and the Company has no specific intention to update these statements. In evaluating these forward-looking statements, you should consider various factors, including, but not limited to, the following: (a) those risks and uncertainties related to general economic conditions; (b) whether we are able to manage our planned growth efficiently and operate profitable operations; (c) whether we are able to generate sufficient revenues or obtain financing to sustain and grow our operations; and (d) whether we are able to successfully fulfill our primary requirements for cash. In addition, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect our business, financial condition or future results. These risks are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. Our actual results may differ significantly from the results projected in the forward-looking statements. We assume no obligation to update forward-looking statements, except as otherwise required under the applicable federal securities laws.

CRITICAL ACCOUNTING POLICIES

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States of America (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. Valuations based on estimates are reviewed by us for reasonableness and conservatism on a consistent basis. Primary areas where our financial information is subject to the use of estimates, assumptions and the application of judgment include acquisitions, valuation of investments, and the realizability of deferred tax assets. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions.

VALUATION OF LONG-LIVED AND INTANGIBLE ASSETS

The recoverability of long-lived assets requires considerable judgment and is evaluated on an annual basis or more frequently if events or circumstances indicate that the assets may be impaired. As it relates to definite life intangible assets, we apply the impairment rules as required by SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and Assets to Be Disposed Of” as amended by SFAS No. 144, which also requires significant judgment and assumptions related to the expected future cash flows attributable to the intangible asset. The impact of modifying any of these assumptions can have a significant impact on the estimate of fair value and, thus, the recoverability of the asset.

INCOME TAXES

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We regularly review our deferred tax assets for recoverability and establish a valuation allowance based upon historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. As of March 31, 2007, we estimated the allowance on net deferred tax assets to be one hundred percent of the net deferred tax assets.

VALUATION OF INVESTMENTS

As required by ASR 118, our investment committee is required to assign a fair value to all investments. To comply with Section 2(a) (41) of the Investment Company Act and Rule 2a-4 under the Investment Company Act, it is incumbent upon the board of directors to satisfy themselves that all appropriate factors relevant to the value of securities for which market quotations are not readily available have been considered and to determine the method of arriving at the fair value of each such security. To the extent considered necessary, the board may appoint persons to assist them in the determination of such value, and to make the actual calculations pursuant to the board’s direction. The board must also, consistent with this responsibility, continuously review the appropriateness of the method used in valuing each issue of security in our portfolio. The directors must recognize their responsibilities in this matter and whenever technical assistance is requested from individuals who are not directors, the findings of such intervals must be carefully reviewed by the directors in order to satisfy themselves that the resulting valuations are fair.

No single standard for determining “fair value...in good faith” can be laid down, since fair value depends upon the circumstances of each individual case. As a general principle, the current “fair value” of an issue of securities being valued by the board of directors would appear to be the amount which the owner might reasonably expect to receive for them upon their current sale. Methods which are in accord with this principle may, for example, be based on a multiple of earnings, or a discount from market of a similar freely traded security, or yield to maturity with respect to debt issues, or a combination of these and other methods. Some of the general factors which the directors should consider in determining a valuation method for an individual issue of securities include: 1) the fundamental analytical data relating to the investment, 2) the nature and duration of restrictions on disposition of the securities, and 3) an evaluation of the forces which influence the market in which these securities are purchased and sold. Among the more specific factors which are to be considered are: type of security, financial statements, cost at date of purchase, size of holding, discount from market value of unrestricted securities of the same class at time of purchase, special reports prepared by analysis, information as to any transactions or offers with respect to the security, existence of merger proposals or tender offers affecting the securities, price and extent of public trading in similar securities of the issuer or comparable companies, and other relevant matters.

The board has arrived at the following valuation method for its investments. Where there is not a readily available source for determining the market value of any investment, either because the investment is not publicly traded, or is thinly traded, or in the absence of a recent appraisal, the value of the investment shall be based on the following criteria:

1.	Total amount of our actual investment (“AI”). This amount shall include all loans, purchase price of securities, and fair value of securities given at the time of exchange.

2.	Total revenues for the preceding twelve months (“R”).

3.	Earnings before interest, taxes and depreciation (“EBITD”)

4.	Estimate of likely sale price of investment (“ESP”)

5.	Net assets of investment (“NA”)

6.	Likelihood of investment generating positive returns (going concern).

The estimated value of each investment shall be determined as follows:

•	Where no or limited revenues or earnings are present, then the value shall be the greater of the investment’s a) net assets, b) estimated sales price, or c) total amount of actual investment.
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

RESULTS OF OPERATIONS

Investment Income

For the three months ended March 31, 2007 gross investment income totaled $62,953 as compared to $80,124 for the three months ended March 31, 2006. The interest income recorded for the current period includes a one-time recovery of approximately $43,600 due to an incorrect interest rate being used on a loan when accruing for interest income in the past. In the first quarter of 2006, $56,000 was included in investment income for a consulting fee. When this 2006 one time fee and the 2007 one time recovery are removed, investment income for the three months ending March 31, 2007 is $19,324 versus $24,124 for the three months ending March 31, 2006.

Expenses

For the three months ended March 31, 2007 expenses totaled $125,496 as compared to $338,031 for the three months ended March 31, 2006. The decrease was a result of reduced operating expenses and the dividend of $200,000 in the three months ended March 31, 2006.

Net Investment Income/Loss

The Company’s net investment loss totaled $62,543 and $257, 907, respectively for the three months ended March 31, 2007 and 2006. This decrease in loss is primarily due to no dividends being issued in 2007.

Net Realized Gains/Losses

The Company had a net realized loss of $2,505 for the three months ended March 31, 2007 as compared to no realized gain or loss for the three months ended March 31, 2006.

Net Unrealized Appreciation/Depreciation on Investments

Net unrealized gains were $112,541 for the three months ended March 31, 2007 as compared to a gain of $257,336 for the three months ended March 31, 2006. During both periods the Company recorded unrealized gains on their investments.

Net Increase/Decrease in Net Assets from Operations

During the three months ended March 31, 2007, the Company had a net increase in net assets of $47,493, as compared to a net decrease in net assets of $571 during the same quarter of 2006. The net increase in net assets in 2007 resulted from the net change in unrealized appreciation of $112,541, a realized investment loss of $2,505, interest income of $62,953 and expenses of $125,496.

LIQUIDITY AND CAPITAL RESOURCES

The Company has funded its requirements for working capital primarily through the sale of its common stock from January 1 to March 31, 2007. The Company also has loans totaling over $1,000,000 that are currently due with $775,000 of the loans paying interest at a rate of 8% per annum. We are engaged in discussions with the lenders to extend the current terms and add conversion terms to our loan agreements.

For the three months ended March 31, 2007, net cash used by operating activities was $573,510 compared to $444,466 used by operating activities for the three months ended March 31, 2006. The current quarter’s usage was due to the investment of $600,000 in equities and loans, a $100,000 decrease in a receivable, and increases in accrued interest income and accounts payable and accrued expenses, as well as $112,541 in unrealized appreciation on investments. In the corresponding period of 2006, cash was used primarily for the paydown of accounts payable and accrued expenses, the purchase of $281,104 in investment securities and $257,336 in unrealized appreciation on investments.

For the three months ended March 31, 2007, net cash provided by financing activities was $595,451 as compared to net cash provided by financing activities of $450,603 for the three months ended March 31, 2006. Cash provided by financing activities for 2007 came from the sale of 20,000,000 shares of the Company’s common stock. For the three months ended March 31, 2006 net cash provided by financing activities came from new loans issued to the Company from investors.

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

CONTRACTUAL OBLIGATIONS

The following table summarizes our outstanding contractual obligations as of March 31, 2007:

	Payments due by period
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations	1,065,034	1,032,636	32,398
Purchase Obligations	25,000	25,000
Total	1,090,034	1,057,636	32,398

OFF BALANCE SHEET ARRANGEMENTS

At March 31, 2007, the Company did not have any off-balance sheet liabilities or other contractual obligations that are reasonably likely to have a current or future material effect on our financial condition.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

As of March 31, 2007 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, our management has concluded that our disclosure controls with respect to recording, processing, and summarizing such information may have been inadequate and is in the process of determining and implementing changes to such controls and underlying procedures. In evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

(b) Changes in Internal Control Over Financial Reporting

Management has not identified any change in the Company’s internal control over financial reporting that occurred during the first quarter of 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In a phone call in July 2006 and by a letter dated February 22, 2007, which we will refer to as the “February Letter”, the staff of the Office of Disclosure & Review of the SEC has raised a number of concerns that, if correct, may indicate that we are not in compliance with the regulatory requirements applicable to it under the 1940 Act and the 1934 Act. The issues raised by the staff include, but are not limited to, inadequate disclosure of potential liabilities in public filings, failure to file certain required exhibits and filings with the SEC, failure to comply with applicable regulations under the 1940 Act and our internal compliance procedures, such as entering into a custody agreement with the custodian of our securities and distributing securities of our portfolio companies to affiliates, and inadequate fair value policies and methodologies. Our management is currently reviewing the issues raised in the February Letter and intends to take any steps necessary to ensure that we are in compliance with all regulatory requirements. Although we do not agree with all of the issues raised by the staff, to the extent the issues represent violations of the 1940 Act or the 1934 Act, we may be subject to regulatory actions by the SEC and to material adverse effects on our operations and our financial performance. In addition, we may no longer be able to raise funds under Regulation E under the Securities Act of 1933 and may have to change the manner in which we account for our portfolio companies and several other matters relating to our operations. In addition, some of the steps we may need to take to bring the Company into regulatory compliance may in themselves result in increased costs to the Company and have material adverse effects on our operations and financial performance.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

From January 1 through March 31, 2007 we raised $600,000 in cash through the sale of 20,000,000 common shares in private placement transactions to individuals who are “accredited investors”, as that term is defined in Rule 501 of Regulation D under the Securities Act of 1933 (the “1933 Act”). The shares were sold through an offering exempt from the registration requirements of the 1933 Act pursuant to Rule 506 of Regulation D under the 1933 Act. The proceeds were used for investment and general corporate purposes.

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

(1) In March 2006, the Company issued a press release announcing that the Board approved a buy back of up to 2,000,000 of our shares at a price up to $.10 per share. As of March 31, 2007 the company has repurchased 70,000 shares.

ITEM 3. Defaults Upon Senior Securities

Notes in the principal amount of $500,000 were due to New Canaan Partners, Ltd a company, which is controlled by certain minority shareholders of StarInvest Group, Inc. The notes were due on various dates through July 2004, and bore interest at 15% per annum. The notes were collateralized by all of the assets of the Company. On December 31, 2002, the Company issued 238,095 restricted common shares to the note holders in consideration of converting debt in the amount of $325,540 and accrued interest through December 31, 2002 of $52,996. The shares issued have been valued at their fair market value of $.01 on the date of issuance. The remaining balance of $187,500 was due and payable on December 31, 2005 with interest of 8% per annum payable each December 31. At March 31, 2007, accrued interest related to this note amounted to $53,420, for a total of $240,920 and is included in the loan payable amount. This note is in default. We are still currently negotiating a settlement.

ITEM 4. Submission of Matters to Vote of Security Holders

None.

ITEM 5. Other Information

None.

ITEM 6. Exhibits.

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

Date: May 15, 2007	/s/ Robert H. Cole
Robert H. Cole
Chief Executive Officer