Form 10-Q
period 2007-06-30
STARINVEST GROUP, INC.
filed 2007-08-10
CIK 810270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF
THE SECURITIES AND EXCHANGE ACT OF 1934

For the period ended June 30, 2007

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ____________

COMMISSION FILE NUMBER: 0-18049

StarInvest Group, Inc.

 (Exact name of registrant as specified in its charter)

Nevada	91-1317131
(State of other jurisdiction of incorporation or organization)	(IRS Employer Identification)

3300 North A Street Suite 2-210 Midland, Texas	79705
(Address of principal executive offices)	(Zip Code)

Registrant's Telephone Number: (432) 682-8373

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as the latest practicable date: There were 66,957,379 shares of the Registrant's common stock issued and outstanding as of August 9, 2007

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No ☒

StarInvest Group, Inc.

FORM 10-Q

QUARTERLY PERIOD ENDED March 31, 2007

Item 1 - Financial Statements

StarInvest Group, Inc.
Statements of Assets and Liabilites
	June 30, 2007 (unaudited)	December 31,2006 (audited)
Assets
Investments, at fair value(cost- $2,118,174 and $1,740,592, respectively)	$2,270,909	$1,617,656
Cash	50,918	16,381
Receivable and deposit	500	100,500
Total assets	$2,322,327	$1,734,537
Liabilities
Loans payable	$604,167	$1,069,583
Accounts payable and accrued expenses	314,314	304,504
Obligation to repurchase shares	25,000	25,000
Total liabilities	$943,481	$1,399,087

Net Assets
Common stock, par value $.001 per share, 900,000,000 shares authorized, 66,957,379 and 27,592,971 shares issued and outstanding, respectively	66,958	27,593
Additional paid-in capital	13,545,882	12,445,014
Treasury stock	(387,519)	(387,519)
Stock subscription receivable	(180,000)	(180,000)
Accumulated deficit	(11,666,475)	(11,569,638)
Total Net Assets	$1,378,846	$335,450
Total liabilities and net assets	$2,322,327	$1,734,537
Net Asset Value per Share	$0.02	$0.01

See notes to financial statements.

STARINVEST GROUP, INC.
STATEMENTS OF OPERATIONS

INVESTMENT INCOME:	Three Months Ended June 30, 2007	Three Months Ended June 30, 2006
Interest	$25,571	$15,740

Total Investment Income	25,571	15,740
EXPENSES:
General and administrative expenses	35,745	48,058
Professional fees	3,200	-
Dividend	-	-
Interest expense	13,536	-
Total expenses	52,481	48,058
Net investment loss	(26,910)	(32,318)
REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS:
Net realized gain (loss) on investments	6,688	(200,000)
Net change in unrealized gain or loss on investments	(124,109)	(454,914)
Net realized and unrealized gain (loss) from investments	(117,421)	(654,914)
NET DECREASE IN NET ASSETS RESULTING FROM OPERATIONS	$(144,331)	$(687,232)
LOSS PER COMMON SHARE	$(0.00)	$(0.02)

See notes to financial statements.

STARINVEST GROUP, INC.
STATEMENTS OF OPERATIONS
INVESTMENT INCOME:	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006
Interest	$88,524	$30,989
Consulting Income	-	56,000
Total Investment Income	88,524	86,989
EXPENSES:
General and administrative expenses	71,667	177,213
Professional fees	72,780	-
Dividend	-	200,000
Interest expense	33,529	-
Total expenses	177,976	377,213
Net investment loss	(89,452)	(290,224)
REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS:
Net realized gain (loss) on investments	4,183	(200,000)
Net change in unrealized gain (loss) on investments	(11,568)	(197,578)
Net realized and unrealized gain (loss) from investments	(7,385)	(397,578)
NET DECREASE IN NET ASSETS RESULTING
FROM OPERATIONS	$(96,837)	$(687,802)
LOSS PER COMMON SHARE	$(0.00)	$(0.02)

See notes to financial statements.

STARINVEST GROUP, INC.
STATEMENTS OF CHANGES IN NET ASSETS
Increase in net assets from operations:	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006
Net investment loss	$(89,452)	$(32,318)
Net realized gains (losses)	4,183	(200,000)
Net change in unrealized loss	(11,568)	(454,914)

Net decrease in net assets resulting from operations	(96,837)	(687,232)

Net increase (decrease) from capital share transactions
Sold 30,476,667 shares of common stock	873,600	-
Converted Debt for 8,887,742 shares of common stock	266,633	-
Redeemed 0 and 2,225,000 shares for treasury stock, respectively	-	(327,915)
Stock subscribed	-	62,768
Net increase (decrease) from capital share transactions	1,140,233	(265,147)
Total increase (decrease) in net assets:	1,043,396	(952,379)
Net assets at beginning of period	335,450	1,825,465
Net assets at end of period	$1,378,846	$873,086
Capital share activity
Shares sold	30,476,667	-
Shares converted	8,887,742	498,901
Shares retired	-	(2,225,000)
Net increase (decrease) in capital share activity	39,364,409	(1,726,099)

See notes to financial statements.

STARINVEST GROUP, INC.
STATEMENTS OF CASH FLOWS
Cash Flows from Operating Activities	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006
Net decrease in Net Assets Resulting from Operations	$(96,837)	$(687,802)
Adjustments to reconcile net increase (decrease):
Purchase of investment securities	(300,000)	(281,104)
Loans to investment companies	(300,000)	-
Decrease in receivable	100,000	-
Consulting income	-	(56,000)
Interest income	(88,524)	-
Dividends	-	200,000
Increase (decrease) in accounts payable and accrued expenses	9,810	(127,974)
Decrease (increase) in other assets	-	26,207

Interest expense	33,529	-
Net change in unrealized (appreciation)/depreciation on investments	7,385	397,578
Net Cash Used by Operating Activities	(634,637)	(536,848)

Cash Flows from Financing Activities:
Net proceeds from sale of common stock	873,600	(1,050)
Net proceeds (repayments) from loans	(471,059)	676,207
Debt converted to shares	266,633
Net Cash Provided by Financing Activities	669,174	676,157
Net Increase in Cash	34,537	139,309
Cash, Beginning of period	16,381	150
Cash, End of period	$50,918	$139,459

See notes to financial statements.

STARINVEST GROUP, INC.
STATEMENT OF INVESTMENTS
June 30, 2007

Portfolio Company	Description of Business	Cost	Value	Public/Private
Amazon Biotech	Biotech	$107,329	$38,733	Public AMZB

Health Rush	Fast Food	250,000	250,000	Private

Net2Aution Inc	Retail Stores	40,000	1,500	Public NAUC

SBD International, Inc.	Construction	100,000	2,000	Public SBDN

Promana	Data Processing	150,000	15,000	Public PSLU

Gambino Apparel	Manufacturing	35,000	35,000	Public GBNG

		800,000	912,510
Miscor Ltd	Power Service	845	336,334	Private

Premier Indemnity	Insurance	125,000	125,000	Private

Western Roses	Cemeteries	450,000	494,832	Private

Wireless Ink LLC	New media	60,000	60,000	Private

Total		$2,118,174	$2,270,909

Notes to the Financial Statements June 30, 2007

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

The accompanying financial statements have been prepared by StarInvest Group, Inc. ("STIV" or the "Company") without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position as of June 30, 2007, and the results of operations and cash flows for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These financial statements should be read in conjunction with the audited financial statements and related notes and schedules included in the Company's 2006 Annual Report filed on Form 10-K dated December 31, 2006. The results of operations for the periods ended June 30, 2007 and 2006 are not necessarily indicative of the operating results for the full years.

StarInvest Group, Inc. (“STIV” or the “Company”) is a specialty investment company principally providing capital and other assistance to start-up and micro companies. The Company intends to focus its portfolio in a wide variety of different sectors including but not limited to alternative resources, technology, biotech, insurance, and services. As of June 30, 2007, we have invested approximately $2,118,174 in 10 portfolio companies. Our investment objective is to maximize our portfolio’s total return by investing in the debt and/or equity securities of start-up and micro companies. We also seek to provide our stockholders with current income on investments in debt securities and long-term capital growth through the appreciation in the value of warrants or other equity instruments that we may receive when we make debt investments or equity investments.

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

NOTE 2 - INVESTMENTS

As of June 30, 2007, the Company has made 10 investments in target companies that total approximately $2,118,174  in funded capital with a current valuation of $2,270,909 our investment portfolio consists of the following:

Portfolio	Value

Amazon Biotech – Investment	38,733
Gambino Apparel f/n/a Sun Coast Naturals Inc - Loan	35,000
Miscor/Magnetech Corp. – Equity	336,334
Miscor/Magnetech Corp. – Loan	912,510
Net2Auction Investment	1,500
Premier Indemnity Holding Co	125,000
Promana Investment	15,000
SBD International , Inc.	2,000
Western Roses – Loan	494,832
Wireless Ink LLC – Loan	60,000
Health Rush – Equity	250,000
Total Other Assets	$2,270,909

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

NOTE 3 - EQUITY TRANSACTIONS

On January 16, 2007, we filed a registration statement under Regulation E, which we subsequently withdrew on March 21, 2007.

From January 1 through March 31, 2007, we raised $600,000 through the sale of 20,000,000 restricted common shares through an offering exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Regulation D promulgated thereunder.

From April 1 through June 30, 2007, we raised $314,300 through the sale of 10,476,667 restricted common shares through an offering exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Regulation D promulgated thereunder.

On June 29, 2007, we instructed our transfer agent to issue 857,078 restricted common shares to Mr. Notowitz as per his Conversion Note to convert $25,712 in principal and accrued interest of the 8% Note due May 12, 2007.

On the same day, we also instructed our transfer agent to issue 8,030,664 restricted common shares to New Canaan Partners, Ltd upon the conversion of their defaulted 8% note, which had principal and interest totaling $240,920.

NOTE 4 - LOANS PAYABLE

	June 30, 2007	December 31, 2006

Loan payable, principal and interest at 8% per annum. Past due, loan in default. Accrued interest on this loan is $48,696.	$-	$236,196

Current loans payable with an aggregate principal of $550,000 and, $775,000. respectively due May 12, 2007, principal and interest at 8% per annum, interest paid quarterly. Accrued interest on these loans at June 30, 2007 was approximately $21,769. These loans are unsecured.	$571,769	$800,989

Related parties notes payable, due immediately, no interest Accruing. These notes are unsecured.	$32,398	$32,398
Totals	$604,167	$1,069,583

NOTE 5 – CURRENT QUARTER EVENTS

On May 23, 2007 Mr. Notowitz agreed to convert at a fix conversion rate of $0.03 per share his $25,000 8% Note plus $1,441.10 accrued and unpaid interest into 857,078 restricted common shares of the Company.

On June 20, 2007, the Company repaid 8% Notes payable to Beaufort Limited and 3111 Broadway Realty in the amounts of $53,495.89 and $154,273.97 respectively.

On June 29, 2007, we reached an agreement with New Canaan Partners, Ltd a company, which is controlled by certain minority shareholders of StarInvest Group, Inc. New Canaan Partners Ltd agreed to convert at a fix conversation rate of $0.03 per share their defaulted 8% note, which was collateralized by all of the assets of the Company, into 8,030,664 restricted common shares of StarInvest Group, Inc. The principal of $187,500 and accrued interest of $53,420 outstanding on the defaulted 8% note was aggregated for a total conversion amount of $240,920.

On March 1 2007 we made the following investments:

•	$250,000 equity investment in Health Rush, Inc, a start-up company specialized in healthy and affordable fast food.

•
$300,000 secured promissory note investment in Western Roses Memorial Park, Inc., a Texas corporation that owns and operates a 60+ acre state-permitted perpetual care cemetery in the booming Midland/Odessa market of Texas.*

•
$50,000 equity investment in Promana Solutions, Inc, a company that has developed a web native, end-to-end solution for managing the entire spectrum of payroll, benefits, human resource management and business processing outsourcing.*

*	Please note that Western Roses Memorial Park, Inc and Promana Solutions, Inc were already StarInvest portfolio companies.

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

On August 7, 2007, the Company was contacted by the SEC concerning a field office examination, which the Company expects to take place in late August 2007.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As used in this Form 10-Q, references to the "Company," “STIV”, "we," “our” or "us" refer to StarInvest Group, Inc. unless the context otherwise indicates.

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our industry, our beliefs, and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” and “estimates” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. Important assumptions include our ability to originate new loans and investments, certain margins and levels of profitability and the availability of additional capital. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Form 10-Q should not be regarded as a representation by us that our plans and objectives will be achieved. In addition, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect our business, financial condition or future results.  These risks are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.  Our actual results may differ significantly from the results projected in the forward-looking statements.   We assume no obligation to update forward-looking statements, except as otherwise required under the applicable federal securities laws.

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

INCOME TAXES

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We regularly review our deferred tax assets for recoverability and establish a valuation allowance based upon historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. As of June 30, 2007, we estimated the allowance on net deferred tax assets to be one hundred percent of the net deferred tax assets.

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

In keeping with our strategy of seeking out new potential portfolio companies, the Company has initiated the process of establishing a representative office in Shanghai, Peoples Republic Of China (PRC).  It is the Company’s intent to partner with small and medium size companies as they look to expand in the U.S. and seek to grow their business by way of acquisition, merger or joint venture.  By initiating the dialogue in the Chinese companies’ local market as they expand into the US,.  The Company hopes to establish a working relationship with a path to partnership leading to growth and prosperity for this new member of the US business community.

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

RESULTS OF OPERATIONS

Investment Income

For the three months ended June 30, 2007 gross investment income totaled $25,571 as compared to $15,740 for the three months ended June 30, 2006.  For the six months ended June 30, 2007, gross investment income totaled $88,524 as compared to $86,989 for the six months ended June 30, 2006.  The interest income recorded for the current six-month period includes a one-time recovery of approximately $43,600 due to an incorrect interest rate being used on a loan when accruing for interest income in the past.  In the first six months of 2006, $56,000 was included in investment income for a consulting fee.

Expenses

For the three months ended June 30, 2007 expenses totaled $52,481 as compared to $48,058 for the three months ended June 30, 2006.  For the six months ended June 30, 2007 expenses totaled $177,976 as compared to $377,213 for the six months ended June 30, 2006.  The decrease was a result of the dividend of $200,000 in the six months ended June 30, 2006.

Net Investment Loss

The Company’s net investment loss totaled $26,910 and $32,318, respectively for the three months ended June 30, 2007 and 2006.  The Company’s net investment loss totaled $89,452 and $290,224, respectively for the six months ended June 30, 2007 and 2006.  This decrease in loss is primarily due to no dividends being issued in 2007.

Net Realized Gains/Losses

The Company had a net realized gain of $6,688 for the three months ended June 30, 2007 as compared to a $200,000 realized loss for the three months ended June 30, 2006.  The Company had a net realized gain of $4,183 for the six months ended June 30, 2007 as compared to a $200,000 realized loss for the six months ended June 30, 2006.

Net Unrealized Appreciation/Depreciation on Investments

Net unrealized losses were $124,109 for the three months ended June 30, 2007 as compared to a loss of $454,914_ for the three months ended June 30, 2006.  Net unrealized losses were $11,568 for the six months ended June 30, 2007 as compared to a loss of $197,578 for the six months ended June 30, 2006.

Net Increase/Decrease in Net Assets from Operations

During the three months ended June 30, 2007, the Company had a net decrease in net assets of $144,331 as compared to a net decrease in net assets of $687,232 during the same quarter of 2006.  The net decrease in net assets in the three months ended June 30, 2007 resulted from the net change in unrealized depreciation of $124,109, a realized investment gain of $6,688, interest income of $25,571 and expenses of $52,481.  During the six months ended June 30, 2007, the Company had a net decrease in net assets of $96,837 as compared to a net decrease in net assets of $687,802 for the same half year of 2006.

LIQUIDITY AND CAPITAL RESOURCES

The Company has funded its requirements for working capital primarily through the sale of its common stock from January 01, 2007 to June 30, 2007.

For the six months ended June 30, 2007, net cash used by operating activities was $634,637 compared to $536,848 used by operating activities for the six months ended June 30, 2006.  The current half’s usage was due to the investment of $600,000 in equities and loans, a $100,000 decrease in a receivable and increases in accrued interest income and decreases in accounts payable and accrued expenses as well as $11,568 in unrealized depreciation on investments.  In the corresponding period of 2006, cash was used primarily for the paydown of accounts payable and accrued expenses, the purchase of $281,104 in investment securities and $397,578 in unrealized depreciation on investments.

For the six months ended June 30, 2007, net cash provided by financing activities was $669,174 as compared to net cash provided by financing activities of $676,157 for the six months ended June 30, 2006.  Cash provided by financing activities for 2007 came from the sale of 30,476,667 shares of the Company’s common stock.  For the six months ended June 30, 2006 net cash provided by financing activities came from new loans issued to the Company from investors.

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

CONTRACTUAL OBLIGATIONS

The following table summarizes our outstanding contractual obligations as of June 30, 2007:

	Payments due by period
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
[Long-Term Debt Obligations]	604,167	571,769	32,398
[Capital Lease Obligations]
[Operating Lease Obligations]
[Purchase Obligations]	25,000	25,000
[Other Long-Term Liabilities Reflected on the Registrant's Balance Sheet under GAAP]
Total	629,167	596,769	32,398

OFF BALANCE SHEET ARRANGEMENTS

None.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our portfolio is concentrated in a limited number of portfolio companies, which subjects us to a risk of significant loss if any of these companies experience a devaluation of their equity securities or default on their obligations under any of its debt securities that we hold.  In particular, our investment in Miscor Limited roughly represents 50% of our entire value of the portfolio.  Our aggregate returns may be significantly adversely affected if this investment performs poorly or if we need to write down the value of any one of our major investments.  Beyond our income tax asset diversification requirements, we do not have fixed guidelines for diversification, and our investments could be concentrated in relatively few issuers.

ITEM 4. CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures

As of June 30, 2007 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act).  Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  However, our management has concluded that our disclosure controls with respect to recording, processing, and summarizing such information may have been inadequate and is in the process of determining and implementing changes to such controls and underlying procedures.  In evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

(b)  Changes in Internal Control Over Financial Reporting

Management has not identified any change in the Company’s internal control over financial reporting that occurred during the first half of 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Our consolidated financial statements have been presented on the basis that we are a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The independent registered public accounting firm’s report on our consolidated financial statements as of and for the fiscal year ended December 31, 2006 includes an explanatory paragraph that states that we have an accumulated deficit and experienced recurring losses from operations that raise a substantial doubt about our ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.Our ability to meet future cash and liquidity requirements is dependent on a variety of factors, including our ability to raise more capital, successfully negotiate extended payment terms with our lenders and the performance of our investments.  The presence of the going concern note may have an adverse impact on our relationship with third parties such as potential investors, our lenders and potential targets for investment.  If we are unable to continue as a going concern, our lenders would foreclose on their collateral and we would have to liquidate our remaining assets, if any.  This would have a material adverse effect on your investment in us.

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

Our investments in start-up and microcompanies that we are targeting may be extremely risky and we could lose all or part of our investments.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

From January 1 through June 30, 2007 we raised net proceeds of $873,600 through the sale of 30,476,667 restricted common shares through an offering exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Regulation D promulgated thereunder. The proceeds were used for investment purposes, operating expenses and the paydown of loans.

Issuer Purchases of Equity Securities

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
01/01/06 To 01/31/06	0	0	0	0
02/01/06 To 02/28/06	0	0	0	0
03/01/06 To 03/31/06	25,000	$0.041	25,000	1,975,000	(1)
04/01/06 To 04/30/06	45,000	$0.043	45,000	1,930,000
05/01/06 To 05/31/06
06/01/06 To 06/30/06
Total	70,000	$0.0423	70,000	1,930,000

(1)
In March 2006, we issued a press release announcing that the Board approved a buy back of up to 2,000,000 of our shares at a price up to $.10 per share.  As of June 30, 2007 the company has repurchased 70,000 shares.

ITEM 3. Defaults Upon Senior Securities

Notes in the principal amount of $500,000 were due to New Canaan Partners, Ltd a company, which is controlled by certain minority shareholders of StarInvest Group, Inc. The notes were due on various dates through July 2004, and bore interest at 15% per annum. The notes were collateralized by all of the assets of the Company. On December 31, 2002, the Company issued 238,095 restricted common shares to the note holders in consideration of converting debt in the amount of $325,540 and accrued interest through December 31, 2002 of $52,996. The shares issued have been valued at their fair market value of $.01 on the date of issuance. The remaining balance of $187,500 was due and payable on December 31, 2005 with interest of 8% per annum payable each December 31. At March 31, 2007, accrued interest related to this note amounted to $53,420, for a total of $240,920 and is included in the loan payable amount. This note was in default and was converted by New Canaan Partners, Ltd into 8,030,664 restricted common shares of StarInvest Group, Inc on June 29, 2007.

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

Date: August 9, 2007	/s/ Robert H. Cole
Robert H. Cole
Chief Executive Officer