Form 10-Q
period 2007-09-30
STARINVEST GROUP, INC.
filed 2007-11-13
CIK 810270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF
THE SECURITIES AND EXCHANGE ACT OF 1934

For the period ended September 30, 2007

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________to ______________

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

State the number of shares outstanding of each of the issuer's classes of common equity, as the latest practicable date: There were 68,724,047 shares of the Registrant's common stock issued and outstanding as of October 30, 2007

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No☒

StarInvest Group, Inc.

FORM 10-Q

QUARTERLY PERIOD ENDED September 30, 2007

Item 1 - Financial Statements
StarInvest Group, Inc.
Statements of Assets and Liabilites

	September 30, 2007	December 31, 2006
	(unaudited)	(audited)
Assets
Investments, at fair value(cost- $2,118,036 and $1,740,592, respectively)	$2,117,607	$1,617,656
Cash	14,399	16,381
Receivable and deposit	9,526	100,500
Total assets	$2,141,532	$1,734,537
Liabilities
Loans payable	$560,501	$1,069,583
Accounts payable and accrued expenses	327,225	304,504
Obligation to repurchase shares	25,000	25,000
Total liabilities	$912,726	$1,399,087

Net Assets
Common stock, par value $.001 per share, 900,000,000 shares authorized, 68,724,046 and 27,592,971 shares issued and outstanding, respectively	68,724	27,593
Additional paid-in capital	13,597,116	12,445,014
Treasury stock	(387,519)	(387,519)
Stock subscription receivable	(180,000)	(180,000)
Accumulated deficit	(11,869,515)	(11,569,638)
Total Net Assets	$1,228,806	$335,450
Total liabilities and net assets	$2,141,532	$1,734,537
Net Asset Value per Share	$0.02	$0.01

See notes to financial statements.

STARINVEST GROUP, INC.
STATEMENTS OF OPERATIONS

	Three Months Ended	Three Months Ended
INVESTMENT INCOME:	September 30, 2007	September 30, 2006
Interest	$40,116	$1
Other income	-	31,948
Total Investment Income	40,116	31,949
EXPENSES:
General and administrative expenses	80,766	6,728
Professional fees	8,900	11,773
Dividend	-	-
Interest expense	10,333	23,822
Total expenses	99,999	42,323
Net investment loss	(59,883)	(10,374)
REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS:
Net realized gain (loss) on investments	50,077	8,681
Net change in unrealized gain (loss) on investments	(191,633)	(244,844)
Net realized and unrealized gain (loss) from investments	(141,556)	(236,163)
NET DECREASE IN NET ASSETS RESULTING FROM OPERATIONS	$(201,439)	$(246,537)
LOSS PER COMMON SHARE	$(0.00)	$(0.01)

See notes to financial statements.

STARINVEST GROUP, INC.
STATEMENTS OF OPERATIONS

	Nine Months Ended	Nine Months Ended
INVESTMENT INCOME:	September 30, 2007	September 30, 2006
Interest	$128,640	$16,630
Consulting income	-	56,000
Other income	-	40,895
Total Investment Income	128,640	113,525
EXPENSES:
General and administrative expenses	152,433	118,055
Professional fees	81,680	77,659
Dividend	-	200,000
Interest expense	43,863	18,409
Total expenses	277,976	414,123
Net investment loss	(149,336)	(300,598)
REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS:
Net realized gain (loss) on investments	54,260	(191,319)
Net change in unrealized gain (loss) on investments	(204,801)	(442,422)
Net realized and unrealized gain (loss) from investments	(150,541)	(633,741)
NET DECREASE IN NET ASSETS RESULTING FROM OPERATIONS	$(299,877)	$(934,339)
LOSS PER COMMON SHARE	$(0.01)	$(0.03)

See notes to financial statements.

STARINVEST GROUP, INC.
STATEMENTS OF CHANGES IN NET ASSETS

Nine Months Ended	Nine Months Ended
Increase in net assets from operations:	September 30, 2007	September 30, 2006
Net investment loss	$(149,336)	$(300,598)
Net realized gains (losses)	54,260	(191,319)
Net change in unrealized loss	(204,801)	(442,422)

Net decrease in net assets resulting from operations	(299,877)	(934,339)

Net increase (decrease) from capital share transactions
Sold 32,243,334 and 498,901 shares of common stock	926,600	59,868 -
Converted Debt for 8,887,742 and 527,049 shares of common stock	266,633	(61,829	)-
Redeemed 0 and 2,225,000 shares for treasury stock, respectively	-	(327,915)
Stock subscribed	-	62,768
Net increase (decrease) from capital share transactions	1,193,233	(267,108)
Total increase (decrease) in net assets:	893,356	(1,201,447)
Net assets at beginning of period	335,450	1,825,465
Net assets at end of period	$1,228,806	$624,018
Capital share activity
Shares sold	32,243,334	498,901
Shares converted	8,887,742	527,049
Shares retired	-	(2,225,000)
Net increase (decrease) in capital share activity	41,131,076	(1,199,050)

See notes to financial statements.

STARINVEST GROUP, INC.
STATEMENTS OF CASH FLOWS

	Nine Months Ended	Nine Months Ended
Cash Flows from Operating Activities	September 30, 2007	September 30, 2006
Net decrease in Net Assets Resulting from Operations	$(299,877)	$(934,339)
Adjustments to reconcile net increase (decrease):
Purchase of investment securities	(300,000)	(281,104)
Loans to investment companies	(300,000)	-
Decrease in receivable	100,000	-
Consulting income	-	(56,000)
Interest income	(128,640)	-
Dividends	-	200,000
Non-cash income	(6,415)	(8,638)
Increase (decrease) in accounts payable and accrued expenses	22,721	(172,717)
Decrease (increase) in other assets	(9,026)	26,207

Interest expense	43,863	-
Net change in unrealized (appreciation)/depreciation on investments	150,541	592,846
Net Cash Used by Operating Activities	(726,833)	(633,745)

Cash Flows from Financing Activities:
Net proceeds from sale of common stock	967,300	-
Net proceeds (repayments) from loans	(509,082)	690,267
Repayment of officer loan	-	(13,060)
Payment to repurchase shares	-	(1,050)
Obligation to repurchase shares	-	(20,000)
Debt converted to shares	266,633	-
Net Cash Provided by Financing Activities	724,851	656,157
Net Increase (Decrease) in Cash	(1,982)	22,412
Cash, Beginning of period	16,381	150
Cash, End of period	$14,399	$22,562

See notes to financial statements.

STARINVEST GROUP, INC.
STATEMENT OF INVESTMENTS
September 30, 2007

Portfolio Company	Description of Business	Cost	Value	Public/Private
Amazon Biotech, Inc.*	Biotech	$107,329	$19,366	Public: AMZOE

Health Rush, Inc.	Fast Food	250,000	250,000	Private

Green Endeavors Ltd.** (f/k/a Net2Aution, Inc)	Retail Stores	40,000	600	Public: GRNE

SBD International, Inc.***	Construction	100,000	400	Public: SBDL

ProMana Solutions, Inc.	Data Processing	150,000	3,000	Public: PSLU

Patient Portal Technologies, Inc. (f/k/a Gambino Apparel Group, Inc.)	Manufacturing	35,000	35,000	Public: PPRG

		800,000	923,156
MISCOR Group, Ltd.	Power Service	707	176,833	Public: MCGL

Premier Indemnity Holding Co.	Insurance	125,000	143,170	Private

Western Roses Memorial Park, Inc.	Cemeteries	450,000	506,082	Private

Wireless Ink LLC	New media	60,000	60,000	Private

Total		$2,118,036	$2,117,607

* On June 6, 2007, the company effected a 3-for-1 reverse split of its common stock.  New symbol: AMZOE.OB

** On July 13, 2007, the company announced that it had filed to change its name to Green Endeavors, Inc. and would conduct a 5-for-1 reverse split, which took effect on July 20, 2007.  New symbol: GRNE.PK

*** On Sept 18, 2007, the company effected a 1000-for-1 reverse split of its common stock.  New symbol: SBDL.PK

Notes to the Financial Statements September 30, 2007

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

The accompanying financial statements have been prepared by StarInvest Group, Inc. ("STIV" or the "Company") without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2007, and the results of operations and cash flows for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These financial statements should be read in conjunction with the audited financial statements and related notes and schedules included in the Company's 2006 Annual Report filed on Form 10-K dated December 31, 2006. The results of operations for the periods ended September 30, 2007 and 2006 are not necessarily indicative of the operating results for the full years.

StarInvest Group, Inc. (“STIV” or the “Company”) is a specialty investment company principally providing capital and other assistance to start-up and micro companies. The Company intends to focus its portfolio in a wide variety of different sectors including but not limited to alternative resources, technology, biotech, insurance, and services. As of September 30, 2007, we have invested approximately $2,118,036 in 10 portfolio companies. Our investment objective is to maximize our portfolio’s total return by investing in the debt and/or equity securities of start-up and micro companies. We also seek to provide our stockholders with current income on investments in debt securities and long-term capital growth through the appreciation in the value of warrants or other equity instruments that we may receive when we make debt investments or equity investments.

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

NOTE 2 - INVESTMENTS

As of September 30, 2007, the Company has made 10 investments in target companies that total approximately $2,118,036  in funded capital with a current valuation of $2,117,607 our investment portfolio consists of the following:

Portfolio	Value

Amazon Biotech, Inc. – Common	19,366
Health Rush, Inc. – Common	250,000
Green Endeavors, Ltd. f/k/a Net2Auction, Inc. - Common	600
SBD International, Inc. – Common	400
ProMana Solutions, Inc. – Common	3,000
Patient Portal Technologies, Inc. f/k/a Gambino Apparel Group, Inc. - Debt	35,000
Miscor Group, Ltd. – Common	176,833
Miscor Group, Ltd. – Debt	923,156
Premier Indemnity Holding Co - Common	143,170
Western Roses Memorial Park, Inc. – Debt	506,082
Wireless Ink LLC – Debt	60,000

Total Other Assets	$2,117,607

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

On June 29, 2007, we instructed our transfer agent to issue 857,078 restricted common shares to Allen Notowitz in full satisfaction of $25,712 in principal and accrued interest owing on his portion of the May 2006 Notedue May 12, 2007.

On June 29, 2007, we also instructed our transfer agent to issue 8,030,664 restricted common shares to New Canaan Partners, Ltd., a company that is controlled by certain minority shareholders of StarInvest Group, Inc., in full satisfaction of its defaulted 8% convertible note, which had principal and interest outstanding of $240,920 (the “New Canaan Note”).

NOTE 4 - LOANS PAYABLE

	September 30, 2007	December 31, 2006

Loan payable, principal and interest at 8% per annum.Past due, loan in default. Accrued interest is $48,696.	$-	$236,196

Current loans payable with an aggregate principal of $500,000 and $775,000, respectively due May 10, 2007, principal and interest at 8% per annum, interest paid quarterly. Accrued interest on these loans at September 30, 2007 was approximately $28,103. These loans are secured. They are in default. Default interest is 15%.	$528,103	$800,989

Related parties notes payable, due immediately, no interest accruing. These notes are unsecured.	$32,398	$32,398
Totals	$560,501	$1,069,583

NOTE 5 – CURRENT QUARTER EVENTS

On March 1 2007 we made the following investments:

•	$250,000 equity investment in Health Rush, Inc, a start-up company specialized in healthy and affordable fast food.

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

On May 10, 2006, the Company entered into a loan agreement with various parties (the "Holders") in the amount of $775,000.  The loan and the note issued pursuant to the loan (the "May 2006 Note") carries an interest rate of 8%, is collateralized by all of the Company's assets, and was due on May 10, 2007.  The loan has a default interest of 15%.  This loan is now in default and the nominated agent for the Holders has the right to exercise the Holders rights against the collateral, although as of November 6, 2007, the agent has not yet done so.  To date, the Company has repaid a total of $275,000 in principal under May 2006 Note as follows, and the remaining principal and interest outstanding under the May 2006 Note are $500,000 and $28,103, respectively, as of September 30, 2007.

(i) On June 29, 2007, we repaid $25,000 in principal and $712 in accrued but unpaid interest to one of the Holders, Andrew Notowitz, by issuing 857,078 restricted common shares to that Holder.

(ii) On June 29, 2007, we repaid $150,000 in principal and $4,274 in accrued but unpaid interest to one of the Holders, 3111 Broadway Realty.

(iii) On June 29, 2007, we repaid $50,000 in principal and $3,496 in accrued but unpaid interest to one of the Holders, Beaufort Limited.

(iv) On August 8, 2007, we repaid $50,000 in principal and $4,000 in accrued but unpaid interest to one of the Holders, Mark Finkelstein.

These payments may not have been in accordance with the repayment terms of the May 2006 Note.

On June 29, 2007, we reached an agreement with New Canaan Partners, Ltd., a company that is controlled by certain minority shareholders of StarInvest Group, Inc., to convert at a fixed conversation rate of $0.03 per share the defaulted New Canaan Note, which was collateralized by all of the assets of the Company, into 8,030,664 restricted common shares of StarInvest Group, Inc.  The principal of $187,500 and accrued interest of $53,420 outstanding on the defaulted New Canaan Note was aggregated for a total conversion amount of $240,920.

On August 7, 2007, the Company was contacted by the Securities and Exchange Commission (“SEC”) concerning a field office examination, which was tentatively scheduled to take place in late August 2007.

From August 27 to August 29, 2007, the SEC performed the scheduled field office examination of the Company.  The SEC requested additional information to complete the examination, and the Company is currently gathering the requested documents.

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

INCOME TAXES

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We regularly review our deferred tax assets for recoverability and establish a valuation allowance based upon historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. As of September 30, 2007, we estimated the allowance on net deferred tax assets to be one hundred percent of the net deferred tax assets.

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

RESULTS OF OPERATIONS

Investment Income

For the three months ended September 30, 2007 gross investment income totaled $40,116 as compared to $31,949 for the three months ended September 30, 2006.  For the nine months ended September 30, 2007, gross investment income totaled $128,640 as compared to $113,525 for the nine months ended September 30, 2006.  The interest income recorded for the current nine-month period includes a one-time recovery of approximately $59,895 due to an incorrect interest rate being used on a loan when accruing for interest income in the past.  In the first nine months of 2006, $56,000 was included in investment income for a consulting fee.

Expenses

For the three months ended September 30, 2007 expenses totaled $99,999 as compared to $42,323 for the three months ended September 30, 2006.  This increase in expenses is due to higher operational costs and the opening of a development office in China.  For the nine months ended September 30, 2007 expenses totaled $277,976 as compared to $414,123 for the nine months ended September 30, 2006.  The decrease was a result of the dividend of $200,000 in the nine months ended September 30, 2006.

Net Investment Loss

The Company’s net investment loss totaled $59,883 and $10,374, respectively for the three months ended September 30, 2007 and 2006.  The Company’s net investment loss totaled $149,336 and $300,598, respectively for the nine months ended September 30, 2007 and 2006.  This decrease in loss is primarily due to no dividends being issued in 2007.

Net Realized Gains/Losses

The Company had a net realized gain of $50,077 for the three months ended September 30, 2007 as compared to a $8,681 realized gain for the three months ended September 30, 2006.  The Company had a net realized gain of $54,260 for the nine months ended September 30, 2007 as compared to a $191,319 realized loss for the nine months ended September 30, 2006.

Net Unrealized Appreciation/Depreciation on Investments

Net unrealized losses were $191,633 for the three months ended September 30, 2007 as compared to a loss of $244,844  for the three months ended September 30, 2006.  Net unrealized losses were $204,801 for the nine months ended September 30, 2007 as compared to a loss of $442,422 for the nine months ended September 30, 2006.

Net Increase/Decrease in Net Assets from Operations

During the three months ended September 30, 2007, the Company had a net decrease in net assets of $201,439 as compared to a net decrease in net assets of $246,537 during the same quarter of 2006.  The net decrease in net assets in the three months ended September 30, 2007 resulted from the net change in unrealized depreciation of $191,633, a realized investment gain of $50,077, interest income of $40,116 and expenses of $99,999.  During the nine months ended September 30, 2007, the Company had a net decrease in net assets of $299,877 as compared to a net decrease in net assets of $934,339 for the same nine months of 2006.

LIQUIDITY AND CAPITAL RESOURCES

The Company has funded its requirements for working capital primarily through the sale of its common stock from January 01, 2007 to September 30, 2007.

For the nine months ended September 30, 2007, net cash used by operating activities was $726,833 compared to $633,745 used by operating activities for the nine months ended September 30, 2006.  The current half’s usage was due to the investment of $600,000 in equities and loans, a $100,000 decrease in a receivable and increases in accrued interest income and accounts payable and accrued expenses as well as $150,541 in unrealized depreciation on investments.  In the corresponding period of 2006, cash was used primarily for the paydown of accounts payable and accrued expenses, the purchase of $281,104 in investment securities and $592,846 in unrealized depreciation on investments.

For the nine months ended September 30, 2007, net cash provided by financing activities was $724,851 as compared to net cash provided by financing activities of $656,157 for the nine months ended September 30, 2006.  Cash provided by financing activities for 2007 came from the sale of 32,243,334 shares of the Company’s common stock.  For the nine months ended September 30, 2006 net cash provided by financing activities came from new loans issued to the Company from investors.

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

CONTRACTUAL OBLIGATIONS

The following table summarizes our outstanding contractual obligations as of September 30, 2007:

	Payments due by period
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
[Long-Term Debt Obligations]	560,501	528,103	32,398
[Capital Lease Obligations]
[Operating Lease Obligations]
[Purchase Obligations]	25,000	25,000
[Other Long-Term Liabilities Reflected on the Registrant's Balance Sheet under GAAP]
Total	585,501	553,103	32,398

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

ITEM 4. CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures

As of September 30, 2007 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act).  Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  However, our management has concluded that our disclosure controls with respect to recording, processing, and summarizing such information may have been inadequate and is in the process of determining and implementing changes to such controls and underlying procedures.  In evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

(b)  Changes in Internal Control Over Financial Reporting

Management has not identified any change in the Company’s internal control over financial reporting that occurred during the first nine months of 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

RISKS RELATING TO OUR BUSINESS AND OPERATION AS A BUSINESS DEVELOPMENT COMPANY

We are in default on the May 2006 Note, which is collateralized by most, if not all, of our assets, and the Holders of the May 2006 Note may exercise their rights to the collateral at any time.

We are in default on the May 2006 Note, which became due on May 10, 2007.  Currently, we owe $500,000 in principal (subject to adjustment as described below) plus accrued but unpaid interest under the May 2006 Note.  The May 2006 Note is collateralized by effectively all of our assets, and the Holders of the May 2006 Note, through their agent, may exercise their rights to their collateral at any time.  If the Holders were to exercise their rights to the collateral under the May 2006 Note, we may have to liquidate or transfer to the Holders assets in an amount necessary to satify our obligations under the May 2006 Note.  In addition, although we have so far made payments to certain Holders to reduce the outstanding principal under the May 2006 Note from $750,000 to $500,000, these payments may not have complied with the terms of repayment of the May 2006 Note, and the amount of principal we currently owe under the May 2006 Note may therefore be higher than the amount we believe we owe.

The SEC has raised concerns about our regulatory compliance which, if proven correct, may have material, adverse effects on our operations and financial performance.

In a phone call in July 2006 and by a letter dated February 22, 2007, which we will refer to as the “February Letter”, the staff of the Office of Disclosure & Review of the SEC has raised a number of concerns that, if correct, may indicate that we are not in compliance with the regulatory requirements applicable to it under the 1940 Act and the 1934 Act.  The issues raised by the staff include, but are not limited to, inadequate disclosure of potential liabilities in public filings, failure to file certain required exhibits and filings with the SEC, failure to comply with applicable regulations under the 1940 Act and our internal compliance procedures, such as entering into a custody agreement with the custodian of our securities and distributing securities of our portfolio companies to affiliates, and inadequate fair value policies and methodologies.  Our management is currently reviewing the issues raised in the February Letter and intends to take any steps necessary to ensure that we are in compliance with all regulatory requirements.  Although we do not agree with all of the issues raised by the staff, to the extent the issues represent violations of the 1940 Act or the 1934 Act, we may be subject to regulatory actions by the SEC and to material adverse effects on our operations and our financial performance.  In addition, we may no longer be able to raise funds under Regulation E and may have to change the manner in which we account for our portfolio companies and several other matters relating to our operations.  In addition, some of the steps we may need to take to bring the Company into regulatory compliance may in themselves result in increased costs to the Company and have material adverse effects on our operations and financial performance.  On August 7, 2007, the Company was contacted by the SEC concerning a field office examination.  From August 27 to August 29, 2007 the SEC performed the scheduled examination.  The SEC requested additional information to complete the examination, and the Company is currently gathering the requested documents.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

From January 1 through September 30, 2007 we raised net proceeds of $967,300 through the sale of 32,243,334 restricted common shares through an offering exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Regulation D promulgated thereunder. The proceeds were used for investment purposes, operating expenses and the paydown of loans.  As of September 30, 2007, we also converted $266,632 of secured debt into 8,887,742 restricted common shares of StarInvest Group, Inc.

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
06/01/06 To 09/30/06
Total	70,000	$0.0423	70,000	1,930,000

(1)
In March 2006, we issued a press release announcing that the Board approved a buy back of up to 2,000,000 of our shares at a price up to $.10 per share.  As of September 30, 2007 the company has repurchased 70,000 shares.

ITEM 3. Defaults Upon Senior Securities

We are in default on the May 2006 Note, which was due on May 10, 2007.  The May 2006 Note is collateralized by essentially all of the assets of the Company.  The current amount past due principal on this loan is $500,000 of the original principal amount of $775,000.  Accrued and unpaid interest on this loan is $28,103.  The May 2006 Note carries a default interest of 15%.

ITEM 4. Submission of Matters to Vote of Security Holders

None.

ITEM 5. Other Information

From August 27 to August 29, 2007, the SEC performed the scheduled field office examination of the Company.  The SEC requested additional information to complete the examination, and the Company is currently gathering the requested documents.

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

Date: November 12, 2007	/s/ Robert H. Cole
Robert H. Cole
Chief Executive Officer