Form 10-K
period 2007-12-31
STARINVEST GROUP, INC.
filed 2008-03-31
CIK 810270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)
☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

OR

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ___________TO ___________

COMMISSION FILE NUMBER: 814-00652

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒

Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   Yes  ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2)
Yes ☐  No ☒

The aggregate market value of common stock held by non-affiliates of the registrant on March 26, 2008, based on the closing price on that date of $0.04 on the NASDAQ Bulletin Board Market, was $1,860,065.

As of March 26, 2008, there were 68,724,046 shares of the registrant’s common stock outstanding.

STARINVEST GROUP, INC
FORM 10-K FOR THE FISCAL YEAR
ENDED DECEMBER 31, 2007

PART I

ITEM 1.	BUSINESS

As used in this Annual Report on Form 10-K (this “Report”), references to the “Company,” the “Registrant,” “STIV,” “we,” “our” or “us” refer to StarInvest Group, Inc., unless the context otherwise indicates.

Forward-Looking Statements

This Report contains forward-looking statements.  For this purpose, any statements contained in this Report that are not statements of historical fact may be deemed to be forward-looking statements. Forward-looking information includes statements relating to future actions, prospective products, future performance, or results of current or anticipated products, sales and marketing efforts, costs and expenses, interest rates, outcome of contingencies, financial condition, and results of operations, liquidity, business strategies, cost savings, objectives of management, and other matters. You can identify forward-looking statements by those that are not historical in nature, particularly those that use terminology such as “may,” “will,” “should,” “expects,” “anticipates,” “contemplates,” “estimates,”  “believes,” “plans,” “projected,” “predicts,” “potential,” or “continue” or the negative of these similar terms.  The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking information to encourage companies to provide prospective information about themselves without fear of litigation so long as that information is identified as forward-looking and is accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the information.

These forward-looking statements are not guarantees of future performance and involve risks, uncertainties and assumptions that we cannot predict. In evaluating these forward-looking statements, you should consider various factors, including the following: (a) those risks and uncertainties related to general economic conditions, (b) whether we are able to manage our planned growth efficiently and operate profitable operations, (c) whether we are able to generate sufficient revenues or obtain financing to sustain and grow our operations, (d) whether we are able to successfully fulfill our primary requirements for cash, which are explained below under “Liquidity and Capital Resources”.  We assume no obligation to update forward-looking statements, except as otherwise required under the applicable federal securities laws.

Overview

StarInvest Group, Inc. is a specialty investment company principally providing capital and other assistance to start-up and micro companies. The Company intended to focus its portfolio in a wide variety of different sectors including but not limited to alternative resources, technology, biotech, insurance, and services.  As of December 31, 2007, we have invested approximately $2.09 million in 10 portfolio companies. Our investment objective was to maximize our portfolio’s total return by investing in the debt and/or equity securities of start-up and micro companies. We also sought to provide our stockholders with current income on investments in debt securities and long-term capital growth through the appreciation in the value of warrants or other equity instruments that we may receive when we make debt investments or equity investments.

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

On February 21, 2008 we signed a consent order (the “Consent Order”) with the Securities and Exchange Commission consenting to the entry of an Order Instituting Administrative and Cease-And-Desist Proceedings, Making Findings, Imposing a Cease-and-Desist Order, and Permanently Suspending the Regulation E Exemption as to StarInvest Group, Inc. The order was sought by the SEC against us as a result of numerous violations by the Company for not properly complying with the rules and regulations of being a business development company under the Investment Company Act of 1940.

As a result of such Consent Order, which we expect to be executed and formalized by the SEC within several months, we will be asking shareholders to approve our termination as a business development company.

History

We were founded on September 26, 1985 as Gemini Energy Corporation under the laws of the State of Nevada. On January 28, 1994, the Company’s name was changed to Nerox Energy Corporation. On April 24, 1998 the Company’s name was changed to Nerox Holding Corporation. On December 15, 1998 the Company’s name was changed to E*twoMedia.com. As of August 31, 1999, we acquired all of the issued and outstanding shares of common stock of Free Publishing Services Limited. Operations ceased in the fourth quarter of 2000, and we became inactive pursuant to a share purchase agreement with Mintcanyon Business Ltd., entered into on December 29, 2000. We sold all our shares in Free Publishing Services Ltd. in exchange for the assumption of specified assets and liabilities. On December 19, 2000 our name was changed to Exus Networks, Inc. Pursuant to an Agreement and Plan of Reorganization (the “Exchange Agreement”) dated January 15, 2001 between the Company and the shareholders of Exus Networks, Inc., a New York corporation (“Exus”), Isaac H. Sutton became the majority stockholder and our sole director. Upon consummation of the Exchange Agreement, the Company acquired all of Exus’ common stock and the shareholders of Exus received 20,000,000 shares of the Company’s common stock. On April 10, 2003 the Company’s name was changed to Exus Global, Inc. During 2004 Exus Global was in the process of a complete reorganization, changing its core business from mobile satellite communications to that of a holding company. On March 9, 2004, we filed Form N-54 to elect to report as a business development company under the Investment Company Act of 1940. The Company’s status as a business development company can only be changed by a vote of the Company’s shareholders. On January 12, 2005 our name was changed to StarInvest Group, Inc.

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

Upon withdrawal of our election to be treated as a business development company, we will no longer qualify to be treated as a RIC. Accordingly, in addition to terminating our business development company status, we expect to file the appropriate documentation to withdraw our election to be treated as a RIC.

Currently our headquarters are at 3300 North A Street, Suite 2-210, Midland, Texas 79705 and our telephone number is (432) 682-8373.

Market Opportunity

Many start-up and micro companies have merged with competitors, scaled back their operations or simply closed down in response to the credit crunch and the slowdown of the economy during the fiscal year ended December 31, 2007. At the same time, start-up and micro companies with strong balance sheets, stable revenues and efficient operating structures are benefiting from the consolidation or elimination of competitors in their markets. Our management believes that all these factors are and will create investment opportunities for our company and the management believes to be in a privileged position to take full advantage of these market conditions.

Large, underserved market for product.  An increasing number of well-positioned start-up and micro companies have been seeking to raise capital. Historically, growing micro companies have generally relied upon equity rather than debt financing. As a result, the market for debt financing for these companies is generally less developed than the debt markets serving other industries. In spite of the large number of start-up and micro companies in the United States today, we believe that these companies are significantly underserved by traditional lenders such as banks, savings and loan institutions and finance companies for the following reasons:

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

Employees

We have three employees that manage our day-to-day investment operations:  Robert H. Cole is serving as our Chief Executive Officer and Chief Financial Officer, Cristiano Germinario serves as the Company’s Secretary and provides back-office administrative support under a consultancy agreement and Glenn Matthews is our Chief Operating Officer and China representative.

Federal Income Tax Considerations

Until we withdraw as a BDC, we will be treated as a RIC under Subchapter M of the Code. As a RIC, we generally will not have to pay corporate-level federal income taxes on any ordinary income or capital gains that we distribute to our stockholders as dividends. To continue to qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, to qualify for RIC tax treatment we must distribute to our stockholders, for each taxable year, at least 90% of our “investment company taxable income,” which is generally our ordinary income plus the excess of our realized net short-term capital gains over our realized net long-term capital losses (the “Annual Distribution Requirement”).

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

Qualifying Assets.    As a business development company, we may not acquire any asset other than “qualifying assets” unless; at the time we make the acquisition, the value of our qualifying assets represent at least 70% of the value of our total assets. The principal categories of qualifying assets relevant to our business are:

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

Investment Concentration.  Our investment objective is to maximize our portfolio’s total return. In this respect, we intend to concentrate our investment in start-up and micro companies and invest, under normal circumstances, at least 60% of the value of our net assets (including the amount of any borrowings for investment purposes in start-up and micro companies. This 60% policy is not a fundamental policy and therefore may be changed without the approval of our stockholders. However, we may not change or modify this policy unless we provide our stockholders with at least 60 days prior notice, pursuant to Rule 35d-1 of the 1940 Act.   See “Risk factors—Risks related to our investments—Our portfolio may be concentrated in a limited number of portfolio companies.”

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

Compliance Policies and Procedures.  We have adopted and implemented written policies and procedures reasonably designed to prevent violation of the federal securities laws, and are required to review these compliance policies and procedures annually for their adequacy and the effectiveness of their implementation. In light of the comments received by the staff of the Securities and Exchange Commission discussed in “Risk Factors—Risks Relating to Our Business and Operation As a Business Development Company—The Securities and Exchange Commission (“SEC”) has raised concerns about our regulatory compliance which if proven correct, may have material, adverse effects on our operations and financial performance.”

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

RISKS RELATING TO OUR BUSINESS AND OPERATION AS A BUSINESS DEVELOPMENT COMPANY

As a result of not being in compliance with the rules and regulations of being a business development company, we signed a consent order with the Securities and Exchange Commission and will shortly be asking our stockholders to terminate our status as a business development company. This process will cost the Company additional funds and resources and may have a material adverse effect on our operations and financial condition.

In a phone call in July 2006 and by a letter dated February 22, 2007, which we will refer to as the “February Letter”, the staff of the Office of Disclosure & Review of the SEC raised a number of concerns indicating that the Company was not in compliance with the regulatory requirements applicable to it under the 1940 Act and the 1934 Act.  The issues raised by the staff included, but were not limited to, inadequate disclosure of potential liabilities in public filings, failure to file certain required exhibits and filings with the SEC, failure to comply with applicable regulations under the 1940 Act and our internal compliance procedures, such as entering into a custody agreement with the custodian of our securities and distributing securities of our portfolio companies to affiliates, and inadequate fair value policies and methodologies.

On August 27, 2007, the SEC conducted a field examination of the books and records of StarInvest Group, Inc. at our office in Midland, TX. On December 17, 2007, we received a letter from the SEC as results of this examination asking for further clarification on about fifteen items. We responded to this letter on February 1, 2008.

Although we did not agree with all of the issues raised by the staff, to the extent the issues represented violations of the 1940 Act or the 1934 Act, the Board of Directors came to the conclusion that it would be in the best interest of the Company to withdraw our status as a BDC and become a holding company.  We are in the process of issuing a proxy to our shareholders to vote on this election to withdraw the BDC status. Following our withdrawal as a BDC, we will no longer qualify as a RIC, and will no longer be able to raise funds under Regulation E and we will have to change the manner in which we account for our portfolio companies and several other matters relating to our operations.  In addition, some of the steps we may need to take may in themselves result in increased costs to the Company and have material adverse effects on our operations and financial performance.

We are in default in the payment of our 8% Note.

We are in default of the $775,000 note related to the Loan Agreement with Strabourger, Pearson, Tulcin, Wolff, Incorporated a privately-held NYSE Member Firm, specializes in convertible securities, and small-cap private placement (“SPTW”) dated March 12, 2006. The note bears interest at the rate of 8% per annum and is secured by all of the Company’s assets. The note was due on March 12, 2007. As of December 31, 2007, the outstanding principal amount of $450,000, together with accrued interest of $60,938 or a total of $510,938, was due and payable. We have been engaged in discussions with the lenders and at this junction, we believe to be very close to settling this matter.

Our ability to continue as a “going concern” is uncertain.

Our consolidated financial statements have been presented on the basis that we are a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The independent registered public accounting firm’s report on our consolidated financial statements as of and for the fiscal year ended December 31, 2007 includes an explanatory paragraph that states that we have an accumulated deficit and experienced recurring losses from operations that raise a substantial doubt about our ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have an accumulated deficit of $11,556,416 and $11,569,638 at December 31, 2007 and 2006, respectively. Additionally, for the years ended December 31, 2007 and 2006, we used cash in operations of $630,159 and $960,366, respectively.

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

Our internal procedures and adherence to our compliance program are inadequate.

Based on the issues raised in the February Letter and on past and recent transactions, we believe that our internal procedures and the adherence to our compliance program are inadequate for a public company, particularly a BDC.  We are currently reviewing all of our internal procedures and our compliance program to determine what steps need to be taken by us to address any inadequacies.  To the extent that we incur any liability from any inadequacies in our internal procedures and adherence to our compliance program, our operations and financial performance may experience material adverse effects.

We have historically lost money and decreases may continue in the future.

We have historically lost money.  The net increase in net assets resulting from operations for fiscal year 2007 was approximately $13,222 but we expect that future decreases are likely to occur.  Accordingly, we may experience significant liquidity and cash flow problems if we are not able to raise additional capital as needed and on acceptable terms.  No assurances can be given that we will be successful in reaching or maintaining profitable operations.

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

We have 3 shareholders that own more than a 5% interest and between the three of them, they own roughly 28.92% of the outstanding shares.  Our directors and executive officers directly and indirectly own in the aggregate approximately 8.06% of our outstanding shares. Our directors and executive officers, whether acting alone or together, may have significant influence in determining the outcome of any corporate transaction or other matter submitted to our Board for approval, including issuing common and preferred stock, and appointing officers, which could have a material impact on mergers, acquisitions, consolidations and the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control.  The interests of these board members may differ from the interests of the other stockholders.

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

We have a limited operating history.  As such, we are subject to the business risks and uncertainties associated with any new business enterprise, including the lack of experience in managing or operating a business development company. Our ability to achieve our investment objective will depend on our ability to grow, which will depend, in turn, on our investment team’s ability to identify, analyze, and invest in and finance companies that meet our investment criteria. Accomplishing this result on a cost-effective basis is largely a function of our management’s structuring of the investment process, its ability to provide competent, attentive and efficient services to us, and our access to financing on acceptable terms. As we grow, we will need to hire, train, supervise and manage new employees. Failure to manage our future growth effectively could have a material adverse effect on our business, financial condition and results of operations.

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

Notwithstanding that we will be asking shareholders to elect to withdraw our BDC status, currently, our business will require a substantial amount of capital, which we may acquire from the following sources:

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

Common stock.  We are not generally able to issue and sell our common stock at a price below net asset value per share. However, we may, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current net asset value of our common stock if our Board of Directors determines that such sale is in our best interests and that of our stockholders, and our stockholders approve such sale. In certain limited circumstances, pursuant to an SEC staff interpretation, we may also issue shares at a price below net asset value in connection with a transferable rights offering so long as: (1) the offer does not discriminate among shareholders; (2) we use our best efforts to ensure an adequate trading market exists for the rights; and (3) the ratio of the offering does not exceed one new share for each three rights held.  If our stock price is less than our net asset value per share, it will be extremely difficult to raise capital through the sale of common stock without obtaining shareholder approval.  In the event shareholder approval is not obtained, our ability to raise adequate capital to continue as a going concern will be negatively impacted.  If we raise additional funds by issuing more common stock or senior securities convertible into, or exchangeable for, our common stock, the percentage ownership of our stockholders at that time would decrease and they may experience dilution. Moreover, we can offer no assurance that we will be able to issue and sell additional equity securities in the future, on favorable terms or at all.

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

We will be subject to corporate-level income tax if we are unable to qualify, or we withdraw as a RIC.

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

We invest in small and micro companies, some of which may have relatively short operating histories. The revenues, income (or losses) and valuations of start-up and micro companies can and often do fluctuate suddenly and dramatically.

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

Shares of business development companies may trade at a market price that is less than the net asset value that is attributable to those shares. If we remain a BDC, the possibilities that our shares of common stock will trade at a discount from net asset value or at premiums that are unsustainable over the long term are separate and distinct from the risk that our net asset value will decrease. It is not possible to predict whether our shares will trade at, above, or below net asset value.

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

Future developments, such as a loss of assets, insolvency, or an inability to comply with certain regulatory requirements, may cause our stock to be no longer listed on the OTCBB, which may make it more difficult to sell your stock or may affect the price at which you may be able to sell your stock.

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

Our internal controls over financial reporting are not be considered effective, which could result in a loss of investor confidence in our financial reports and in turn have an adverse effect on our stock price.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to furnish a report by our management on our internal controls over financial reporting. Such report will contain, among other matters, an assessment of the effectiveness of our internal controls over financial reporting as of the end of the year, including a statement as to whether or not our internal controls over financial reporting are effective. This assessment must include disclosure of any material weaknesses in our internal controls over financial reporting identified by management. The report will also contain a statement that our independent registered public accounting firm has issued an attestation report on management’s assessment of internal controls. If we are unable to assert that our internal controls are effective as of December 31, 2007, or if our independent registered public accounting firm is unable to attest that our management’s report is fairly stated or they are unable to express an opinion on our management’s evaluation or on the effectiveness of our internal controls, investors could lose confidence in the accuracy and completeness of our financial reports, which in turn could cause our stock price to decline.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES

We do not own any real estate or other physical properties materially important to our operation. Since March 2006, our principal executive offices have been relocated to 3300 North A Street Suite 2-210, which are being provided by our CEO/CFO, Robert Cole, free of charge, on a month to month basis.  In December 2007, we opened a new office located at 61 Broadway, 16th Floor, New York, NY 10006. We pay rent in the amount of $1,500 per month for this space. Our lease will expire on April 30, 2008 and has an option to be renewed until April 30, 2009. Management believes that our offices in Texas and New York are adequate for our operations as presently conducted.

ITEM 3.  LEGAL PROCEEDINGS

Other than the Consent Order, there are no other pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company. From time to time, we may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2007.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the OTCBB under the symbol “STIV.”  Following is the range of high and low sales prices on the OTCBB for the common stock for the periods indicated. This chart was based on information obtained from the OTCBB.

	High	Low
Calendar Year 2007
First Quarter	$0.035	$0.01
Second Quarter	$0.046	$0.01
Third Quarter	$0.050	$0.01
Fourth Quarter	$0.050	$0.01

Calendar Year 2006
First Quarter	$0.03	$0.01
Second Quarter	$0.04	$0.01
Third Quarter	$0.05	$0.01
Fourth Quarter	$0.05	$0.01

The last reported price for our common stock on March 26, 2008 was $0.04 per share.

Holders

As of March 26, 2008, we had approximately 524 shareholders of record.

Dividends

We have not paid cash dividends on our common stock and we do not plan to pay cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

Between April 27, 2007, and September 11, 2007, the Company accepted subscriptions from approximately 20 investors for 41,131,075 shares of common stock, at a purchase price of $0.03 per share for an aggregate value of $1,233,932. The foregoing shares were issued pursuant to Subscription Agreements and all such shares were issued under Section 4(2) of the Securities Act of 1933, as amended.

Including in the subscriptions discussed above, 18 investors purchased 32,243,334 shares of common stock, at a purchase price of $0.03 per share for gross proceeds to the Company of $967,300.

Included in the subscriptions discussed above, on June 29, 2007, the Company reached an agreement with New Canaan Investment Partners, Ltd a company which is controlled by certain minority shareholders of StarInvest whereby New Canaan Investment Partners Ltd agreed to convert the outstanding principal of $187,500 and accrued interest of $53,420 due under the terms of the note between New Canaan Investment Partners Ltd. and the Company into shares of the Company’s common stock. The debt was converted at a price per share of $0.03 for an aggregate of 8,030,664 restricted shares of the Company’s common stock.

In addition, and included in the subscriptions discussed above, on June 29, 2007, Allen Notowitz agreed to convert an aggregate amount of $25,712.33 in principal of accrued interest pursuant to a promissory note between Mr. Notowitz and the Company, into shares of the Company’s common stock. The note, on which the Company had been in default, was converted into shares of the Company’s common stock at $0.03 per share for an aggregate of 857,078 shares.

Issuer Purchases of Equity Securities

In March 2006, we issued a press release announcing that our Board approved a buy back of up to 2,000,000 of our shares at a price up to $.10 per share. As of March 26, 2008, we had repurchased 70,000 shares in 2 separate open market transactions which occurred in March 2006 (25,000 shares at $0.041) and in April 2006 (45,000 shares at $0.043). We did not repurchase any of our own shares during our fiscal year ended December 31, 2007.

Securities authorized for issuance under equity compensation plans.

We do not have any equity compensation plans.

ITEM 6.  SELECTED FINANCIAL DATA

The following selected financial data for the each of the last five fiscal years for the Company is derived from our financial statements which have been audited by Larry O’Donnell, CPA, our independent registered public accounting firm. The data should be read in conjunction with our financial statements and related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

Statement of Operations

	Year Ended December 31,
Statement of Operations	2007	2006	2005	2004	2003

Interest, Dividends and consulting / net sales	$186,934	$86,707	$41,931	$94,226	-
Cost of sales		-	-	-	-

Total Investment Income / Gross profit	186,934	86,707	41,931	94,226	-
Selling, administrative and general & stock based expenses	148,585	241,134	865,829	260,821	1,529,005
Net investment income (loss)	38,349	(154,427)	(823,898)	(166,595)	(1,529,005)

Interest expense	76,697	51,532	22,362	218,072	20,000
Net realized unrealized gain (loss)/(Other expense)	(25,127)	868,480	219,503	-	(663,420)
Net decrease in net assets resulting from Operations / Net loss	$13,222	$(1,022,907)	$(626,757)	$(384,667)	$(885,585)

EARNINGS PER COMMON SHARE:

Basic & diluted loss per common share	$0.00	$(.04)	$(.03)	$(2.02)	$(74.60)

Balance Sheet

	December 31,
Balance Sheet	2007	2006	2005	2004	2003

Working capital	$(527,692)	$(1,257,206)	$(827,045)	$(34,891)	$(1,427,512)

Total assets	$2,155,537	$1,734,537	$2,697,660	$914,162	$14,162

Long-term debt, capital leases and due to officer	$-	$-	$-	$-	$-

Shareholders’ Equity (Deficit)	$1,541,904	$335,450	$1,825,465	$(34,891)	$(1,427,512)

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements contained in this Annual Report, including statements regarding the anticipated development and expansion of our business, our intent, belief or current expectations, primarily with respect to the future operating performance of the Company and the services we expect to offer and other statements contained herein regarding matters that are not historical facts, are “forward-looking” statements. Future filings with the Securities and Exchange Commission, future press releases and future oral or written statements made by us or with our approval, which are not statements of historical fact, may contain forward-looking statements, because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements.

All forward-looking statements speak only as of the date on which they are made. We undertake no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made. The following analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes thereto contained elsewhere in this Annual Report.

Overview

Our investment objective is to maximize our portfolio’s total return, principally by investing in the debt and/or equity securities of start-up and micro companies. Our primary focus is to seek current income through investment in non-public debt and long-term capital appreciation by acquiring accompanying warrants or other equity securities. We have elected to be treated as a business development company under the 1940 Act. We have elected to be treated for tax purposes as a RIC under the Code beginning with the 2004 taxable year.

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

During the period from our initial election in March 2004 through December 31, 2007, we made 18 investments in target companies in the total amount of $3.1 million in funded capital.  We completed the following transactions since our election to be regulated as a BDC:

Portfolio Company	Investment	Cost
AGI Partners, LTD	Common Stock + Secured Loan	$222,941
Amazon Biotech	Common Stock	$15,000
Asia Payment	Common Stock	$100,000
GoIP Global, Inc	Common Stock - Secured Loan	$214,921
Miscor Ltd (1)	Common Stock + Secured Loan	$800,845
New Life Scientific	Common Stock	$226,062
Premier Indemnity	Common Stock	$125,000
Retail Rep e-Promotion	Common Stock	$200,000
Sun Coast Naturals	Loan	$35,000
Western Roses	Secured Loan	$450,000
Food Products Inc	Common stock	$10,814
Secure X LLC	Common Stock	$140,000
Wireless Ink LLC	Secured Loan	$60,000
Net2 Auction Inc.	Common Stock	$40,000
ICT Technologies	Common Stock	$50,000
SBD International, Inc.	Common Stock	$100,000
Promana	Common Stock	$150,000
Health Rush, Inc	Common Stock	$250,000
	Total	$3,190,583

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

Results of Operations

Year ended December 31, 2007 compared to year ended December 31, 2006

Investment Income

For the year ended, December 31, 2007 gross investment income totaled $186,934 as compared to $86,707 for the year ended December 31, 2006.  During the past three years the Company has shifted its focus to becoming an investment company.  As such, its operations now consist of making investments into small, developing businesses.  Future revenues are expected to be generated as our investments are either liquidated for a profit, pay dividends, earn interest, or pay management fees.

Expenses

For the year ended December 31, 2007, expenses totaled $148,585 as compared to $241,134 for the year ended December 31, 2006, a decrease of 38%.  The decrease was a result of extraordinary income created by a release of payroll taxes owed.  Taking out this one-time item, expenses increased $171,595 to $412,729.  Professional fees and consulting services required to operate the Company caused the increase in expenses in 2007.

Net Investment Income

The company’s net investment income totaled $38,349 as compared to a loss of $154,427, respectively for the years ended December 31, 2007 and 2006.  This increase to income is primarily due to increased investment income and the one-time extraordinary item in 2007 as compared to 2006.

Net Realized Gains/Losses

The Company had net realized gain for the year ended December 31, 2007 of $225,427 as compared to a loss of $277,956 in 2006.  The Company sold some performing investments in 2007 versus non-performing investments in 2006 that created the realized loss.

Net Unrealized Appreciation/Depreciation on Investments

Net unrealized losses were $250,554 for the year ended December 31, 2007 as compared to losses of $590,524 for the year ended December 31, 2006, primarily as a result of decreases in the value of the Company’s portfolio investments.

Net Decrease in Net Assets from Operations

As a results of the foregoing, for the years ended December 31, 2007 and 2006, the Company incurred a net increase in net assets resulting from operations of $13,222 and a net decrease of $1,022,907 respectively. The net change in net assets from operations per share was $0.00 and ($0.04), respectively, for the years ended December 31, 2007 and 2006.

Year ended December 31, 2006 compared to year ended December 31, 2005

Investment Income

Net investment income for the years ended December 31, 2006 and 2005 were $86,707 and $41,931, respectively.  During these years the Company shifted its focus to becoming an investment company.  As such, its operations now consist of making investments into small, developing businesses.  Future revenues are expected to be generated as our investments are either liquidated for a profit, pay dividends, earn interest, or pay management fees.

Expenses

For the year ended December 31, 2006, general and administrative expenses were $142,177 as compared to $663,194 for the year ended December 31, 2005, a decrease of 79%.  The decrease was a result of decreased operating and professional expenses due to the resignation of Isaac Sutton and the Company being in survival mode.

During the year ended December 31, 2006, no stock was issued for services. Under the rules of the Investment Company Act of 1940, the Company is prohibited from issuing stock for services except in certain circumstances under a stock option plan.  As a result, future costs associated with issuing stock for services are expected to be negligible.

Net Investment Income

The Company’s net investment loss totaled $154,427 and $846,260 respectively for the years ended December 31, 2006 and 2005.  This decrease is due primarily to the Company operations being in survival mode for 2006.

Net Unrealized Appreciation/Depreciation on Investments

Net unrealized losses were $590,524 in the year ended December 31, 2006 as compared to an unrealized gain of $215,585 for the year ended December 31, 2005, primarily as a result of the write down of company investments in 2006.

Net Decrease in Net Assets from Operations

As a result of the foregoing, the Company incurred a net decrease in assets of $1,022,907 as compared to net decrease in assets of $626,757 for the years ended December 31, 2006 and 2005, respectively.

Liquidity and Capital Resources

In 2007, the Company has funded its requirements for working capital primarily through the sale of 32,243,334 unregistered shares of its common stock raising an aggregate of $967,300.

For the year ended December 31, 2007, net cash used in operating activities was $630,159, which was attributable to a net increase in net assets resulting from operations of $13,222, a net change in unrealized depreciation of $250,554, and investments totaling $600,000.  This compares to net cash used in operating activities of $960,336 for the year ended December 31, 2006.  The primary difference was the expenditure of $600,000 in 2007 for purchases of investments.

For the year ended December 31, 2007, net cash provided by financing activities was $666,986 which was attributable to proceeds from the issuance of common stock of $926,600, loans repaid of $526,247, and debt converted to shares of $266,633.  This compares to $976,567 provided by financing activities in 2006.

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

Off-Balance Sheet Arrangements

At December 31, 2007, we did not have any off-balance sheet liabilities or other contractual obligations that are reasonably likely to have a current or future material effect on our financial condition.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Our portfolio is concentrated in a limited number of portfolio companies, which subjects us to a risk of significant loss if any of these companies defaults on its obligations under any of its debt securities that we hold.  In particular, our investment in Miscor Limited represents approximately 58% of our portfolio holdings. Accordingly, our aggregate returns may be significantly adversely affected if this investment performs poorly or if we need to write down the value of any one of our major investments.  Beyond our income tax asset diversification requirements, we do not have fixed guidelines for diversification, and our investments could be concentrated in relatively few issuers.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Larry O'Donnell, CPA, P.C.
Telephone (303)745-4545	2228 South Fraser Street
Unit 1
Aurora, Colorado 80014

Report of Independent Registered Public Accounting Firm

To the Board of Directors
StarInvest Group, Inc.
Midland, Texas

I have audited the accompanying balance sheets of StarInvest Group, Inc. including the schedule of investments as of December 31, 2007 and 2006, and the related statements of operations, changes in net assets and cash flows for the years then ended and the financial highlights for the years ended December 31, 2007 and 2006. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of StarInvest Group, Inc. as of December 31, 2007 and 2006, and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit of $11,556,416 at December 31, 2007. Additionally, for the year ended December 31, 2007, the Company used cash in operations of $630,159. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Larry O’Donnell, CPA, P.C.
March 26, 2008

StarInvest Group, Inc.
Statements of Assets and Liabilities

	December 31, 2007	December 31, 2006
Assets
Investments, at fair value(cost- $2,118,174 and $1,740,592, respectively)	$2,094,594	$1,617,656
Cash	53,208	16,381
Receivable, deposit and other	7,735	100,500
Total assets	$2,155,537	$1,734,537
Liabilities
Loans payable	$543,336	$1,069,583
Accounts payable and accrued expenses	45,297	304,504
Due to officer	-	-
Obligation to repurchase shares	25,000	25,000
Total liabilities	$613,633	$1,399,087
Net Assets
Series B preferred stock, par value $.001 per share, 10,000,000 shares authorized, 0 and 3,400,000 shares issued and outstanding,
Respectively	$-	$-
Common stock, par value $.001 per share, 900,000,000 shares authorized 68,679,047 and 27,592,971 shares issued and outstanding respectively	68,679	27,593
Additional paid-in capital	13,029,641	12,445,014
Treasury stock	-	(387,519)
Stock subscription receivable	-	(180,000)
Accumulated deficit	(11,556,416)	(11,569,638)
Total Net Assets	$1,541,904	$335,450
Total liabilities and net assets	$2,155,537	$1,734,537
Net Asset Value per Share	$0.02	$0.01

See notes to financial statements.

STARINVEST GROUP, INC.
STATEMENTS OF OPERATIONS

	Year Ended	Year Ended	Year Ended
INVESTMENT INCOME:	December 31, 2007	December 31, 2006	December 31, 2005
Interest	$151,934	$30,707	$41,931
Consulting Income	35,000	56,000	-
Total Investment Income	186,934	86,707	41,931
EXPENSES:
General and administrative expenses	243,776	142,177	663,194
Professional fees	92,256	88,319	202,635
Other (Income) expense	(264,144)	(40,894)	-
Interest expense	76,697	51,532	22,362
Total expenses	148,585	241,134	888,191
Net investment income (loss)	38,349	(154,427)	(846,260)
REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS:
Net realized gain (loss) on investments	225,427	(277,956)	3,918
Net change in unrealized gain or loss on investments	(250,554)	(590,524)	215,585
Net realized and unrealized gain (loss) from investments	(25,127)	(868,480)	219,503
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$13,222	$(1,022,907)	$(626,757)
LOSS PER COMMON SHARE	$0.00	$(0.04)	$(0.03)

See notes to financial statements.

STARINVEST GROUP, INC.
STATEMENTS OF CHANGES IN NET ASSETS

	Year Ended	Year Ended
Increase in net assets from operations:	December 31, 2007	December 31, 2006
Net investment income (loss)	$38,349	$(154,427)
Net realized gains (losses)	225,427	(277,956)
Net change in unrealized gain (loss)	(250,554)	(590,524)

Net increase (decrease) in net assets resulting from operations	13,222	(1,022,907)
Dividends and distributions to shareholders	-	(200,000)
Net increase from capital share transactions
Sold 32,243,334 and 498,901 common shares, respectively	967,300	59,868
Cost of raising capital	(40,700)	-
Converted debt for 8,887,742 common shares	266,633	-
Redeemed 1,697,950 shares for treasury stock	----	(389,744)
Subscribed stock	- --	62,768
Net increase from capital share transactions	1,193,233	(267,108)

Total increase (decrease) in net assets:	1,206,455	(1,490,015)
Net assets at beginning of period	335,450	1,825,465
Net assets at end of period	1,541,905	$335,450
Capital share activity
Shares sold	32,243,334	498,901
Shares converted	8,887,742	3,400,000
Shares retired	(45,000)	(1,697,950)
Net increase (decrease) in capital share activity	41,086,076	2,200,951

See notes to financial statements.

STARINVEST GROUP, INC.
STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended	Year Ended
Cash Flows from Operating Activities	December 31, 2007	December 31, 2006	December 31, 2005
Net increase (decrease) in Net Assets Resulting from Operations	$13,222	$(1,022,907)	$(626,757)
Adjustments to reconcile net decrease:
Purchase of investment securities	(300,000)	(281,104)	1,523,115
Loans to investment companies	(300,000)	-	-
Other investments	(24,491)	-	-
Decrease (increase) in receivable	100,000	(100,500)
Interest Income	(151,934)	-	-
Consulting income	(35,000)	(56,000)
Extraordinary income	(264,144)	-	-
Increase (decrease) in accounts payable and accrued expenses	(259,207)	(75,662)	198,023
Non-cash decrease in accounts payable	264,144	-	-
Decrease (increase) in other assets	-	26,207	(25,707)
Forgiveness of debt	-	(40,894)	-
Interest expense	76,697	-	22,362
Net change in unrealized (appreciation)/depreciation on investment	250,554	590,524	(236,720)
Net Cash Used by Operating Activities	(630,159)	(960,336)	(2,191,914)

Cash Flows from Financing Activities:
Net proceeds from the issuance of common stock	926,600	59,868	2,2960,020
Net proceeds from (issuance of) subscribed stock	-	260,268	(440,268)
Debt converted to shares	266,633	-	-
Payments to repurchase shares	-	(64,761)	(10,000)
Net proceeds (repayments) from loans	(526,247)	734,252	(156,932)
Repayments of officer loan	-	(13,060)	(162,907)
Net Cash Provided by Financing Activities	666,986	976,567	2,189,913
Net Increase in Cash	36,827	16,231	(2,001)
Cash, Beginning of period	16,381	150	2,151
Cash, End of period	$53,208	$16,381	$150

See notes to financial statements.

STARINVEST GROUP, INC.
SCHEDULE OF INVESTMENTS

Portfolio Company

Common Equity - 23.41%	Industry	Shares	Cost	Fair Value

Amazon Biotech, Inc	Biotech	161,388	$107,329	$16,138

Miscor Limited	Power Service	200,000	$845	$134,000

Net2Auction, Inc	Online Retailer	40,000	$40,000	$400

Promana Solutions, Inc	Payroll Software Solutions	3,000,000	$150,000	$3,000

Health Rush, Inc	Food	500,000	$250,000	$250,000

SBD International, Inc	Real Estate Developer	400	$100,000	$400

Total Common Equity			$648,174	$403,938

Unsecured Promissory Note - %	Industry	Par Amount	Cost	Fair Value

Premier Indemnity, Inc – 6%, 3/11/08	Insurance	125,000	$125,000	$143,169

Total Unsecured Promissory Note			$125,000	$143,169

Secured Promissory Note – 13.01%	Industry	Par Amount	Cost	Fair Value

Gambino Apparel, Inc 10%, 7/18/05	Apparel	$35,000	$35,000	$35,000

Western Roses, Inc	Cemetery	$450,000	$450,000	$517,331

Total Secured Promissory Note			$485,000	$552,331

Subordinated Convertible Debenture - 55.85%	Industry	Par Amount	Cost	Fair Value

Miscor Limited 6%, 2/28/08	Power Service	$800,000	$800,000	$935,156

Wireless Link, Inc	New Media	$60,000	$60,000	$60,000

Total Subordinated Convertible Debenture			$860,000	$995,156

Total Investments			$2,118,174	$2,094,594

Portfolio Company	Fair value	% of Total Asset

Miscor Limited	$1,069,156	51.04%

Western Roses, Inc	$517,331	24.69%

Health Rush, Inc	$250,000	11.93%

Premier Indemnity, Inc	$143,169	6,85%

Wireless, Inc	$60,000	2,86%

Gambino Apparel, Inc	$35,000	1,67%

Amazon Biotech, Inc	$16,138	0.78%

Promana Solutions, Inc	$3,000	0.14%

Net2Auction, Inc	$400	0.02%

SBD International, Inc	$400	0.02%

	$2,094,594	100.00%
Industry

Power		51.04%
Cemetery		24.69%
Food		11.93%
Insurance		6.85%
Software		0.14%
Telecommunications		2.86%
Biotech		0.78%
Retail		1.69%
Real Estate developers		0.02%

STARINVEST GROUP, INC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007

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

The results of operations for 2007 and 2006 reflect the Company’s operating as a BDC from March 2004 through Dec 31, 2007.  There was no cumulative effect of accounting change for the conversion to a BDC.  Accounting principles used in the preparation of the financial statements as a BDC differ primarily related to the carrying value of investments and the accounting for income taxes.

Currently, the Company is a business development company engaged in the business of investing in small to mid-sized companies in technology-related companies.

Revenue Recognition

We record interest income on an accrual basis for loans on which we expect to collect such amounts.  We will not accrue interest if we have reason to doubt our ability to collect such interest.  Consulting revenue is recognized at the time the services are performed.

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

Recently Issued Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109, (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return that results in a tax benefit. Additionally, FIN 48 provides guidance on de-recognition, income statement classification of interest and penalties, accounting in interim periods, disclosure, and transition. The application of FIN48 does not have a material effect on the Company’s results of operations and financial condition.

In September 2006 the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands fair value disclosure requirements. SFAS No. 157 applies whenever another accounting standard requires (or permits) assets or liabilities to be measured at fair value, but does not expand the use of fair value to new circumstances. SFAS No. 157 is effective beginning in 2008. The Company has not yet determined the effect SFAS No. 157 will have on its financial statements.

In September 2006 the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Post Retirement Plans”. SFAS No. 158 requires the Company to recognize the funded status of its post retirement plans on the balance sheet and recognize as a component of accumulated other comprehensive income the gains and losses, prior service costs or credits that occur during the financial year but are not recognized as components of the Company’s pension costs This  Statement  is effective as of the beginning of its first fiscal year that begins after December 15, 2008.   The Company does not expect  application of SFAS No. 156 to have a material effect on its financial statements.

In February 2007 the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115”. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The amendment to SFAS No. 115 applies to all entities with investments in available-for-sale or trading securities. The statement is effective for fiscal years beginning after November 15, 2007. The Company has not yet determined the effect SFAS No. 159 will have on its financial statements.

In June 2007, the EITF reached consensus on Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards.” EITF 06-11 requires that the tax benefit related to dividend equivalents paid on restricted stock units, which are expected to vest, be recorded as an increase to additional paid-in capital. EITF 06-11 is to be applied prospectively for tax benefits on dividends declared in fiscal years beginning after December 15, 2007, and we will adopt the provisions of EITF 06-11 beginning in the first quarter of 2008. EITF 06-11 is not expected to have a material impact on our results of operations or financial condition.

In December 2007 the FASB issued Statement No. 141(R) “Business Combinations” (“FAS 141(R)”). FAS 141(R) requires the acquiring entity in a business combination to recognize the full fair value of assets acquired and liabilities assumed in the transaction (whether a full or partial acquisition); establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; requires expensing of most transaction and restructuring costs; and requires the acquirer to disclose to investors and other users all of the information needed to evaluate and understand the nature and financial effect of the business combination. FAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009. The impact of FAS No. 141R on our consolidated financial statements will depend upon the nature, terms and size of the acquisitions we consummate after the effective date.

In December 2007, the FASB issued FAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51” (“FAS 160”). FAS 160 requires reporting entities to present noncontrolling (minority) interests as equity (as opposed to as a liability or mezzanine equity) and provides guidance on the accounting for transactions between an entity and noncontrolling interests.  FAS 160 applies prospectively as of January 1, 2009, except for the presentation and disclosure requirements which will be applied retrospectively for all periods presented.

NOTE 2 - GOING CONCERN

The accompanying consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has an accumulated deficit of $11,556,416 at December 31, 2007.  Additionally, for the year ended December 31, 2007, the Company had  net cash used by operating activities of $630,159.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management is taking steps to address this situation.  The Company is in the process of implementing its business plan and in March 2004 the Company filed Form N-54 to elect to report as a business development company (BDC) under the Investment Company Act of 1940.  Management expects operations to generate negative cash flow at least through December 2007 and the Company does not have existing capital resources or credit lines available that are sufficient to fund operations and capital requirements as presently planned over the next twelve months.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to further implement its business plan.  The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.  Management believes that the actions presently being taken to further implement its business plan and generate additional revenues provide the opportunity for the Company to continue as a going concern.  Management intends to attempt to raise additional funds by way of a public or private offering.  While the Company believes in its ability to raise additional funds, there can be no assurances to that effect.

NOTE 3 - INCOME TAXES

Current income taxes are computed at statutory rates on pretax income.  Deferred taxes would be recorded based on differences in financial statements and taxable income.  At December 31, 2007, the Company had elected to carry forward net operating losses for federal and state income tax purposes of approximately $6,175,000 that are available to reduce future taxable income through 2020.  As utilization of such operating losses for tax purposes is not assured, the deferred tax asset has been fully reserved through the recording of a 100% valuation allowance.  These operating losses may be limited to the extent an “ownership change”, as defined under section 382 of the Internal Revenue Code, occurs.  The provision (benefit) for income taxes differs from the amounts computed by applying the statutory Federal income tax rate of 35% to income (loss) before provision for income taxes is as follows:

	2007	2006
Tax benefit computed at statutory rates	$(417,370)	$(422,000)
State income tax benefit (net of Federal Tax)	(58,000)	(59,000)
Permanent differences	125,000	125,000
Income tax benefit not utilized	350,370	356,000
Net income tax benefit	$-	$-

The components of the deferred tax asset as of December 31, 2007 are as follows:

	2007	2006
Deferred Tax Asset:
Net Operating Loss Carryforward	$2,471,500	$2,476,000
Accrued compensation	-	-
	2,471,500	2,476,000
Less: Valuation Allowance	(2,471,500)	(2,476,000)
Net Deferred Tax Asset	$-	$-

NOTE 4 – LOANS PAYABLE

		2007	2006
Current loans payable with an aggregate principal of $775,000, due May 10, 2007, principal and interest at 8% per annum, interest paid quarterly. Accrued interest on these loans at December 31, 2007 is approximately $60,938. These loans are unsecured.		510,938	800,989

Related parties notes payable, due immediately, no interest accruing. These notes are unsecured.		32,398	32,398
	Totals	$543,336	$1,069,583

NOTE 5 - COMMITMENTS AND CONTINGENCIES

Employment Agreements

The Company has a contract with Robert H. Cole to serve as its CEO/CFO.  This contract, which commenced on May 10, 2006 and expires on December 31, 2008, agrees to pay Mr. Cole $2,500 per month. The Company has a contract with Mr. Cristiano Germinario to serve as consultant of the Company.  He has been serving in this capacity since April 1, 2006 and continues to serve in this position.  Under its consulting agreement with Mr. Germinario the Company was paying $3,500 per month up to January 2007, but it has been raised to $5,000 per month starting in February 2007.  This contract expires in March 2008.  All contracts can be extended from year to year.

Litigation

There are no lawsuits that we are aware of as of March 26, 2008.

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

On June 29, 2007, we instructed our transfer agent to issue 857,078 restricted common shares to Mr. Notowitz as per his conversion at a fix conversation rate of $0.03 per share of his 8% Note dated May 10, 2006 due on May 12, 2007. The principal of $25,000 and accrued interest of $712.33 outstanding on the note was aggregated for a total conversion amount of $25,712.33.

Stock Sold

During the year ended December 31, 2007, the Company sold 32,243,334 shares of its common stock under a Regulation D offering for a total of $967,300.

Stock Options

As of December 31, 2007 there were no outstanding options.  No warrants or options were granted in 2007.

NOTE 7 - SUBSEQUENT EVENTS

On January 15, 2008, the Board of Directors of StarInvest Group, Inc. (the “Company”) received the resignations of Ronald Signore and Steve Cole-Hatchard as Directors of the Company.  Mr. Cole-Hatchard served on the Company’s Board of Directors since May 10, 2006. Mr. Signore was appointed by the Board of Directors on December 20, 2006.  The resignations became effective on January 10, 2008.

NOTE 8 - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted net increase (decrease) in stockholders’ equity resulting from operations per share for the year ended December 31, 2007 and for the period from inception through December 31, 2006:

	Year ended December 31, 2007	Year ended December 31, 2006
Numerator for basic and diluted gain (loss) per share	$13,222	$(1,205,410)

Denominator for basic and diluted weighted average shares	52,707,483	27,931,122

Basic and diluted net increase (decrease) in stockholders’ equity resulting from operations per common share	$0.00	$(0.04)

NOTE 9 - OTHER INCOME

Other income includes primarily closing fees, or origination fees, associated with investments in portfolio companies.  Such fees are normally paid at closing of the Company’s investments, are fully earned and non-refundable, and are generally non-recurring.  The 1940 Act requires that a business development company to offer to make available managerial assistance to its portfolio companies.  The Company may receive fee income for managerial assistance it renders to portfolio companies in connection with its investments.  For the year ended December 31, 2007 and the period ended December 31, 2006, the Company received no fee income for managerial assistance.

NOTE 10 - FINANCIAL HIGHLIGHTS

Statement of Operations Data:	For the Year Ended December 31, 2007	For the Year Ended December 31, 2006
Total Investment Income	$186,934	$86,707
Total Expenses	148,585	241,134
Net Investment Income (Loss)	38,349	(154,427)
Net Realized and Unrealized (Losses) Gains	(25,127)	(868,480)
Net Decrease in Stockholders’ Equity Resulting from Operations	13,222	(1,022,907)

Per Share Data:
Net Asset Value	$0.02	$0.01
Net Decrease in Stockholders’ Equity Resulting from Operations	0.04	(0.04)

Balance Sheet Data:
Total Assets	$2,155,537	$1,734,537
Borrowings Outstanding	543,336	1,069,583
Total Net Assets	1,541,904	335,450

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements on accounting or financial disclosure with Larry O’Donnell, CPA, the Company’s independent public accounting firm during the fiscal year ended December 31, 2007.

ITEM 9A(T).  CONTROLS AND PROCEDURES.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the company.  Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America.  Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions: providing reasonable assurance that receipts and expenditures of company assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis.  Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected.

Management's Report on Internal Controls over Financial Reporting

Management acknowledges its responsibility for establishing and maintaining adequate internal controls over financial reporting. We are not currently in compliance with Section 404 of the Act but intend to commence shortly the system and process documentation and evaluation needed to comply with Section 404 and to have the evaluation audited by Larry O'Donnell, CPA.

ITEM 9B.  OTHER INFORMATION

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information concerning our directors and executive officers:

Name	Age	Position
Robert H. Cole	64	Chief Executive, Chief Financial Officer and Director
Roger Moreau	48	Director
Cristiano Germinario	37	Secretary and Director
Glenn Matthew	55	Chief Operating Officer

The following is a brief summary of the background of each executive officer and director:

Robert H. Cole

Robert H. Cole has been a Director of our Company since March 9, 2006 and our Chief Executive Officer, Chief Financial Officer since May 10, 2006. Since 1981 he has been President of Permian Business Group, a business consulting company founded by Mr. Cole specialized in the sale and installation of computer solutions.  From 1970 to 1980, Mr. Cole was a Senior Analyst with Gulf Oil Company, and in 1989 he became Chairman of Aplex Industries where he grew the company to $8 million in sales.  Mr. Cole founded Stadium Chair Company in 1999, and sold it in 2003.  Mr. Cole holds a Bachelor’s Degree in Electrical Engineering, a Masters of Science in Computing Science from Texas A&M, and a MBA from Houston Baptist University.

Roger Moreau

Roger Moreau has been a Director of our Company since December 21, 2006. Mr. Moreau has been President and Portfolio Manager for Moreau Investment Management Company since 1993.  Prior to 1993, Mr. Moreau worked in the Research Department at Advest, Inc., in Financial Consulting at Shearson Lehman Hutton, Inc., and the International Department at Morgan Guaranty Trust Corp of New York.

Cristiano Germinario

Cristiano Germinario has been a Director of our company since November 20, 2006 and Secretary of the Company since August 2007. From April 2000 to May 2006, Cristiano D. Germinario worked as a financial analyst at IIG International Investment Company, a New York based fund specialized in Trade Financing.  Cristiano D. Germinario holds a Masters Degree in Political Science from the University of Bologna, Italy.

Glenn Matthews

 Glenn Matthews joined StarInvest Group on June 12, 2007 and was appointed Executive Vice President and Chief Operating Officer.  Glenn has over 25 years of business experience in manufacturing, distribution, and financial services sectors, having served most recently as the managing partner of a financial services and business consultancy focused on the greater Asia market.  Prior to this position, Glenn served as chairman of regional broker dealer focused on wealth management and preservation, managing director of a specialty offshore financial services provider, and a senior vice president of a bank owned financial services subsidiary.

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

Board Composition

The Company’s board of directors consists of three directors.  At each annual meeting of its stockholders, all of its directors are elected to serve from the time of election and qualification until the next annual meeting following election.  In addition, the Company’s bylaws provide that the maximum authorized number of directors may be changed by resolution of the stockholders or by resolution of the board of directors.  The non-officer directors received no pay for their services.

Meetings and Committees of the Board of Directors

Our Board of Directors conducts its business through meetings of the Board and through activities of its committees.  During the fiscal year ended December 31, 2007, our Board of Directors did not hold any meetings, but took 11 actions by unanimous consent.  Roger Moreau is currently the sole member of the Audit Committee and is “independent” as defined by the 1940 Act. The Audit Committee operates pursuant to a charter adopted by the Board of Directors. The charter sets forth the responsibilities of the Audit Committee. Following the resignation of Ronald Signore as a director on January 10, 2008, we no longer have an Audit Committee financial expert.  The primary function of the Audit Committee is to serve as an independent and objective party to assist the Board of Directors in fulfilling its responsibilities for overseeing and monitoring the quality and integrity of the Company’s financial statements, the adequacy of the Company’s system of internal controls, the review of the independence, qualifications and performance of the Company’s independent registered public accounting firm, and the performance of the Company’s internal audit function.  Roger Moreau is now the sole member of the investment committee. The Board does not have compensation or nominating committees. Nominations and compensation decisions are considered and made by the full Board.  The Audit Committee did not hold any meetings during 2007.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock.  Such persons are required by SEC regulations to furnish us with copies of all Section 16(a) report which they file.  Based upon our review of the Forms 3, 4 and 5 submitted by these reporting persons, during the fiscal year ended December 31, 2007, New Canaan Investment Partners, LLC and David Cohen did not file Form 3s timely to disclose the acquisition of the shares of the Company’s common stock reported herein. Glenn Matthews did not file Form 3s disclosing his appointments as officers of the Company. In addition, following their resignations as directors of the Company effective January 15, 2007, neither Steven Cole-Hatchard or Ronald Signore filed Form 4s.

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

Involvement in Certain Legal Proceedings

There are no legal proceedings that have occurred within the past five years concerning our directors, or control persons which involved a criminal conviction, a criminal proceeding, an administrative or civil proceeding limiting one's participation in the securities or banking industries, or a finding of securities or commodities law violations.

There are no material legal proceedings to which any director, officer or affiliate of the Company, any owner of record or beneficially of more than five percent of any class of voting securities of the Company, or any associate of any such director, officer, affiliate of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company.

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth information regarding compensation earned in or with respect to each of our last three completed fiscal years by:

•	each person who served as our chief executive officer in 2007;

•	each person who served as our chief financial officer in 2007; and

•
our three most highly compensated executive officers, other than our chief executive officer and our chief financial officer, who were serving as executive officers at the end of 2007 and, were compensated in excess of $100,000.

We refer to these officers collectively as our named executive officers.

Summary Compensation Table

Name and principal position	Year	Salary	Bonus	Stock awards	Option awards	Nonequity incentive plan Compensation	Nonqualified deferred compensation earnings	All other compensation	Total
		($)	($)	($)	($)	($)	($)	($)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
	2007	27,500(3)	0	0	0	0	0	0	27,500
Robert H. Cole(1)	2006	0	0	0	0	0	0	0	0
	2005	0	0	0	0	0	0	0	0
	2007	0	0	0	0	0	0	0	0
Isaac H. Sutton(2)	2006	240,000(4)	0	0	0	0	0	0	240,000
	2005	60,000(4)	0	0	0	0	0	0	60,000

(1)  Robert H. Cole became our Chief Executive Officer and Chief Financial Officer on May 10, 2006.
(2)  Mr. Sutton resigned from his positions as Chief Executive Officer and Chief Financial Officer on May 10, 2006.
(3)  Beginning in February 2007, we paid R & J Cole, Inc. $2,500 per month pursuant to an employment agreement between the Company, and Robert H. Cole, President of R&J Cole, Inc. dated May 10, 2006
(4)   Represents amounts we paid Mr. Sutton under an employment agreement dated January 1, 2002.

Employment Agreements –  The Company has a contract with R & J Cole, Inc,  This contract, which commenced on May 10, 2006 and expires on December 31, 2008, agrees to pay Mr. Cole  $2,500 per month to serve as  the Chief Executive Officer and Chief Financial Officer of the Company. The Company has a contract with Mr. Cristiano Germinario to serve as consultant of the Company.  He has been serving in this capacity since April 1, 2006 and continues to serve in this position.  Under its consulting agreement with Mr. Germinario the Company was paying $3,500 per month up to January 2007, but it has been raised to $5,000 per month starting in February 2007.  This contract expires in March 2008.  All contracts can be extended from year to year.

Outstanding Equity Awards

As of December 31, 2007, none of our directors or executive officers held unexercised options, stock that had not vested, or equity incentive plan awards. No stock options or stock appreciation rights were granted to any of our directors or executive officers during the period from the date of our incorporation through December 31, 2007.

Other Compensation

We have no pension, health, annuity, bonus, insurance, equity incentive, non-equity incentive, stock options, profit sharing or similar benefit plans.

Director Compensation

The following table sets forth information concerning compensation paid to or earned by our directors during 2007 under contractual agreements or other, arrangements.

Name (a)	Fees earned or paid in cash ($) (b)	Stock Awards ($) (c)	Option Awards ($) (d)	Non-equity incentive plan compensation ($) (e)	Nonqualified deferred compensation earnings ($) (f)	All other compensation ($) (g)	Total ($) (h)
Robert H. Cole	0	0	0	0	0	0
Steven Cole-Hatchard(1)	0	0	0	0	0	2,000	2,000
Ronald Signore	0	0	0	0	0	0
Roger Moreau	0	0	0	0	0	0
Cristiano Germinario(2)	0	0	0	0	0	60,000	60,000

(1)           Although Mr. Cole-Hatchard did not receive any compensation as a Director in 2007, he received $2,000 from the Company in his capacity as Chief Compliance Officer.
(2)           Although Mr. Germinario did not receive any compensation as a Director in 2007, he received $60,000 from the Company in his capacity as consultant to the Company.

Summary of Director Compensation

During the fiscal year ended December 31, 2007, no compensation has been paid to any of our directors in consideration for their services rendered in their capacity as directors.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table lists, as of March 26, 2008, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 68,724,046 shares of our common stock issued and outstanding as of March 26, 2008. We have no warrants, options or other securities exercisable for or convertible into shares of our common stock.

Except as indicated by footnote, and subject to community property laws where applicable, to our knowledge, each person listed is believed to have sole voting and investment power with respect to all shares of common stock owned by such person.

Name of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned	Percent of Common Stock Beneficially Owned
Beneficial Owners of 5%
New Canaan Investment Partners LLC 62 Main St. New Canaan, CT 06840-4748	8,210,750	11.9%
David Cohen 1800 Rockaway Ave. Hewlett, NY 11557-1665	7,466,666	10.86%
Michael Poujol & Angela Poujol 22 E Rivercrest Dr Houston, TX 77042-2514	4,233,333	6.16%

Security Ownership of Management
Robert H. Cole(1) 5102 Los Alamitos Ct. Midland, Texas 79705	2,211,667	3.21%
Cristiano Germinario 198 Arlington Avenue Jersey City, New Jersey 07305	0	0%
Roger Moreau 436 North Lake Street Litchfield, CT 06759	0	0%
Glenn Matthews(2) 101 North Ocean Drive, Suite 8 Hollywood, FL 33019	3,333,333	4.85%
All directors and executive officers as a group (four people)	5,545,000	8.06%

(1)      Robert H. Cole directly owns 295,000 common shares. Also Mr. Cole owns 50% of R&J Cole, Inc the general partner and owner of 1% of  Reese-Cole Partnership LTD, that directly owns 1,666,667 common shares. In addition, Mr. Cole is acting as the custodian for his son Mr. David R. Cole, who directly owns 250,000 common shares.
(2)      Glenn Matthews is the Company’s Chief Operating Officer. Mr. Matthew is also Managing Agent of Aranha Investments Co. Ltd. which owns 3,333,333 shares of the Company’s common stock.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Included in the subscriptions discussed above, on June 29, 2007, the Company reached an agreement with New Canaan Investment Partners, Ltd a company which is controlled by certain minority shareholders of StarInvest whereby New Canaan Investment Partners Ltd agreed to convert the outstanding principal of $187,500 and accrued interest of $53,420 due under the terms of the note between New Canaan Investment Partners Ltd. and the Company into shares of the Company’s common stock. The debt was converted at a price per share of $0.03 for an aggregate of 8,030,664 restricted shares of the Company’s common stock. The note, on which the Company was in default in their payments, was collateralized by all of the assets of the Company. Following conversion of all principal and accrued interest, the Note and security interest in the Company’s assets were cancelled.

In addition, and included in the subscriptions discussed above, on June 29, 2007, Allen Notowitz agreed to convert an aggregate amount of $25,712.33 in principal of accrued interest pursuant to a promissory note between Mr. Notowitz and the Company, into shares of the Company’s common stock. The note, on which the Company had been in default, was converted into shares of the Company’s common stock at $0.03 per share for an aggregate of 857,078 shares.

The Company has a an employment agreement with Robert H. Cole, President of R & J Cole, Inc. dated May 10, 2006. Pursuant to the terms of the agreement, the Company agreed to pay Mr. Cole $2,500 per month to serve as the Chief Executive Officer and Chief Financial Officer of the Company. The term expires December 31, 2008.

In addition, the Company has a consultant agreement with Cristiano Germinario, our Secretary and a director, to serve as consultant of the Company.  He has been serving in this capacity since April 1, 2006 and continues to serve in this position. Under its consulting agreement with Mr. Germinario, the Company was paying $3,500 per month up to January 2007, but it has been raised to $5,000 per month starting in February 2007. This agreement  expires in March 2008 but can be extended from year to year.

On June 12, 2007, the Company entered into an employment agreement with Glenn Matthews our Chief Operating Officer. Pursuant to the employment agreement, the Company agreed to pay Mr. Matthews a base annual salary of $48,000. In addition, the Company will pay for the expenses of the China office up to $6,000 per month.

Currently, we utilize space in Midland, Texas that is provided to us without charge by Mr. Robert Cole, our Chief Executive Officer and Chief Financial Officer and a director.

 ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

From April 2005 to present, our principal independent accountant has been Larry O'Donnell, CPA, P.C. Their pre-approved fees billed to the Company are summarized below:

	Fiscal year ending December 31, 2007	Fiscal year ending December 31, 2006
Audit Fees	$7,100	$5,930
Audit Related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0

(1) AUDIT FEES

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s Form 10-Q (17 CFR 249.308a) or 10-QSB (17 CFR 249.308b) or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was $5,930 for the fiscal year ended December 31, 2006 and $7,100 for the fiscal year ended December 31, 2007.

(2) AUDIT-RELATED FEES

No fees were billed in each of the last two fiscal years for assurance and related services by the principal accountant related to the performance of the audit or review of the Company’s financial statements.

(3) TAX FEES

No fees were billed for each of the fiscal years ended December 31, 2006 and 2007 for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning.

(4) ALL OTHER FEES

No fees billed were bill for each of the fiscal years ended December 31, 2006 and 2007 for professional services rendered by the principal accountant for any other services.

(5) PRE-APPROVAL POLICIES AND PROCEDURES

Before the accountant is engaged by the issuer to render audit or non-audit services, the engagement is nominated by the members of the Audit Committee and approved by the Company’s board of directors.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description
3.1
Restated Articles of Incorporation (annexed as Exhibit 3.(I) to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2003 filed with the Securities and Exchange Commission on May 22, 2003 and incorporated herein by reference).

3.2
Certificate of Amendment to the Articles of Incorporation (annexed as Annex I to the Registrant’s Information Statement filed with the Securities and Exchange Commission on February 10, 2004 and incorporated herein by reference).

3.3	By-Laws (annexed as Annex I to the Registrant’s Information Statement on Form 14C filed with the Securities and Exchange Commission on December 23, 2002and incorporated herein by reference).

4.1
Series A Preferred Stock Certificate of Designation (annexed as Appendix II to the Registrant’s Information Statement filed on December 20, 2002 filed with the Securities and Exchange Commission on December 20, 2002 and incorporated herein by reference).

4.2
Series B Preferred Stock Certificate of Designation (annexed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2004 filed with the Securities and Exchange Commission on June 4, 2004 and incorporated herein by reference).

10.1
Employment Agreement dated as of November 1, 2001 between the Registrant and Isaac Sutton (annexed as Exhibit 10.4 to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001 filed with the Securities and Exchange Commission on May 20, 2002 and incorporated herein by reference).

10.2
Registration Rights Agreement (annexed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 20, 2002 and incorporated herein by reference).

10.3
Shareholder Agreement and Irrevocable Proxy (annexed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 20, 2002 and incorporated herein by reference).

10.4
Asset Acquisition Agreement dated October 28, 2002 between the Registrant and New Millennium Development Group, Inc. (annexed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 20, 2002 and incorporated herein by reference).

10.5	2002 Stock Option Plan (annexed as Appendix III to the Registrant’s Information Statement filed with the Securities and Exchange Commission on December 20, 2002 and incorporated herein by reference).

10.6
Loan Agreement Modification and Conversion dated December 31, 2002 between the Registrant and New Canaan Investment Partners, LLC (annexed as Exhibit 20 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2003 filed with the Securities and Exchange Commission on May 22, 2003 and incorporated herein by reference).

10.7
Assignment and Assumption of Lease, dated March 12, 2006 (annexed as Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 filed with the Securities and Exchange Commission on March 31, 2006 and incorporated herein by reference).

10.8
Secured Promissory Note for $775,000 with Strasbourger Pearson Tulcin & Wolff, dated March 12, 2006 (annexed as Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, filed with the Securities and Exchange Commission on April 17, 2007, and incorporated herein by reference).

10.9
Loan and Security Agreement with Strasbourger Pearson Tulcin & Wolff, dated March 12, 2006 (annexed as Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, filed with the Securities and Exchange Commission on April 17, 2007, and incorporated herein by reference).

10.10
Assignment of GoIP Global, Inc. Debt to Isaac H. Sutton, dated March 12, 2006 (annexed as Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, filed with the Securities and Exchange Commission on April 17, 2007, and incorporated herein by reference).

10.11
Employment contract with Mr. Robert H. Cole (annexed as Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, filed with the Securities and Exchange Commission on April 17, 2007, and incorporated herein by reference).

10.12
Consultant agreement with Mr. Cristiano Germinario (annexed as Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, filed with the Securities and Exchange Commission on April 17, 2007, and incorporated herein by reference).

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

March 28, 2008	STARINVEST GROUP, INC.

	By:	/s/ Robert H. Cole
	Name:	Robert H. Cole
	Title:	Chief Executive Officer, Chief Financial Officer and Director
(Principal Executive and Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signatures	Title

By:	/s/ Robert H. Cole	Chief Executive Officer, Chief Financial Officer and Director
Robert H. Cole
Date:	March 28, 2008

By:	/s/ Cristiano Germinario	Secretary and Director
Cristiano Germinario
Date:	March 28, 2008

By:	/s/ Roger Moreau	Director
Roger Moreau
Date:	March 28, 2008