Form 10-Q
period 2008-03-31
STARINVEST GROUP, INC.
filed 2008-05-15
CIK 810270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF
THE SECURITIES AND EXCHANGE ACT OF 1934

For the period ended March 31, 2008

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________to ______________

COMMISSION FILE NUMBER: 814-00652

StarInvest Group, Inc.
(Exact name of registrant as specified in its charter)

Nevada	91-1317131
(State of other jurisdiction of organization)	(IRS Employer incorporation or Identification)

3300 North A Street Suite 2-210
Midland, Texas	79705
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer 	Accelerated filer 
Non-accelerated filer 	Smaller reporting company ☒
(Do not check if a smaller reporting company)

State the number of shares outstanding of each of the issuer's classes of common equity, as the latest practicable date: There were 68,679,047 shares of the Registrant's common stock issued and outstanding as of May 9, 2008

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No ☒

StarInvest Group, Inc.

FORM 10-Q

QUARTERLY PERIOD ENDED March 31, 2008

Item 1 - Financial Statements

StarInvest Group, Inc.
Statements of Assets and Liabilities

	March 31, 2008	December 31, 2007
Assets
Investments, at fair value(cost- $2,167,329 and $2,118,174, respectively)	$1,952,635	$2,094,594
Cash	44,388	53,208
Receivable and deposit	-	7,735
Total assets	$1,997,023	$2,155,537
Liabilities
Loans payable	$560,211	$543,336
Accounts payable and accrued expenses	64,936	45,297
Obligation to repurchase shares	25,000	25,000
Total liabilities	$650,147	$613,633

Net Assets
Common stock, par value $.001 per share, 900,000,000 shares authorized, 68,679,047 shares issued and outstanding, respectively	68,679	68,679
Additional paid-in capital	13,029,641	13,029,641
Treasury stock	-	-
Stock subscription receivable	-	-
Accumulated deficit	(11,751,444)	(11,556,416)
Total Net Assets	$1,346,876	$1,541,904
Total liabilities and net assets	$1,997,023	$2,155,537
Net Asset Value per Share	$0.02	$0.02

See notes to financial statements.

STARINVEST GROUP, INC.
STATEMENTS OF OPERATIONS

	Three Months Ended	Three Months Ended
INVESTMENT INCOME:	March 31, 2008	March 31, 2007
Interest	$9,124	$62,953
Consulting Income	30,000	-
Total Investment Income	39,124	62,953
EXPENSES:
General and administrative expenses	36,028	35,922
Professional fees	56,690	69,580
Interest expense	16,881	19,994
Total expenses	109,599	125,496
Net investment loss	(70,475)	(62,543)
REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS:
Net realized gain (loss) on investments	34,152	(2,505)
Net change in unrealized gain or loss on investments	(158,705)	112,541
Net realized and unrealized gain (loss) from investments	(124,553)	110,036
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$(195,028)	$47,493
INCOME (LOSS) PER COMMON SHARE	$(0.00)	$0.00

See notes to financial statements.

STARINVEST GROUP, INC.
STATEMENTS OF CHANGES IN NET ASSETS

	Three Months Ended	Three Months Ended
Increase in net assets from operations:	March 31, 2008	March 31, 2007
Net investment loss	$(70,475)	$(32,543)
Net realized gain (loss)	34,152	(2,505)
Net change in unrealized gain (loss)	(158,705)	112,541

Net increase (decrease) in net assets resulting from operations	(195,028)	77,493

Net increase from capital share transactions
Sold 0 and 20,000,000 shares of common stock, respectively	-	600,000

Net increase from capital share transactions	-	600,000
Total increase in net assets:	(195,028)	677,493
Net assets at beginning of period	1,541,904	335,450
Net assets at end of period	$1,346,876	$1,012,943
Capital share activity
Shares sold	-	20,000,000
Shares converted	-	-
Shares retired	-	-
Net increase in capital share activity	-	20,000,000

See notes to financial statements.

STARINVEST GROUP, INC.
STATEMENTS OF CASH FLOWS

	Three Months Ended	Three Months Ended
Cash Flows from Operating Activities	March 31, 2008	March 31, 2007
Net increase (decrease) in Net Assets Resulting from Operations	$(195,028)	$47,493
Adjustments to reconcile net increase (decrease):
Purchase of investment securities	(50,000)	(300,000)
Loans to investment companies	-	(300,000)
Decrease in deposit and receivable	7,735	100,000
Distribution of basis	42,274	-
Interest income	(9,020)	(62,953)
Increase (decrease) in accounts payable and accrued expenses	19,639	34,804
Interest expense	16,875	19,687
Net change in unrealized (appreciation)/depreciation On investments	158,705	(112,541)
Net Cash Used by Operating Activities	(8,820)	(573,510)

Cash Flows from Financing Activities:
Net proceeds from sale of common stock	-	600,000
Net proceeds (repayments) from loans	-	(4,549)
Net Cash Provided by Financing Activities	-	595,451
Net Increase (Decrease) in Cash	(8,820)	21,941
Cash, Beginning of period	53,208	16,381
Cash, End of period	$44,388	$38,322

See notes to financial statements.

STARINVEST GROUP, INC.
STATEMENT OF INVESTMENTS
March 31, 2008

Portfolio Company	Description of Business	Cost	Value	Public/Private

*Amazon Biotech	Biotech	$107,329	$8,069	Public AMZO

Health Rush	Fast Food	250,000	250,000	Private

Green Endeavors Ltd.	Retail Stores	40,000	400	Public GRNE
(f/k/a Net2Aution, Inc)

***SBD International, Inc.	Construction	100,000	400	Public SBDL

Promana, Inc	Data Processing	150,000	300	Public PSLU

**Gambino Apparel	Manufacturing	35,000	35,000	Public GBNG
(f/k/a Suncoast Naturals)

****Miscor Group, Ltd	Power Service	800,000	879,046	Public MCGL

Premier Indemnity	Insurance	125,000	143,170	Private

Western Roses	Cemeteries	450,000	526,250	Private

Wireless Ink LLC	New media	60,000	60,000	Private

Crownbutte Wind Power, LLC	Alternative Energy	50,000	50,000	Private

Total		$2,167,329	$1,952,635

* 3 for 1 Reverse Split on June 6, 2007. New symbol AMZO.OB

** July 13th , 2007, the company has announced that has filed to changed its name into Green Endeavors, Inc and to conduct a one-for-five reverse split that took effect on July 20, 2007

*** 1000 to 1 Reverse Split on Sept 18, 2007. New symbol SBDL.PK

**** On January 14, 2008, MISCOR Group, Ltd. amended its Amended and Restated its Articles of Incorporation to effect a 1-for-25 reverse stock.

Notes to the Financial Statements March 31, 2008

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

The accompanying financial statements have been prepared by StarInvest Group, Inc. ("STIV" or the "Company") without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2008, and the results of operations and cash flows for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These financial statements should be read in conjunction with the audited financial statements and related notes and schedules included in the Company's 2007 Annual Report filed on Form 10-K dated December 31, 2007. The results of operations for the periods ended March 31, 2008 and 2007 are not necessarily indicative of the operating results for the full years.

StarInvest Group, Inc. (“STIV” or the “Company”) is a specialty investment company principally providing capital and other assistance to start-up and micro companies. The Company intends to focus its portfolio in a wide variety of different sectors including but not limited to alternative resources, technology, biotech, insurance, and services. As of March 31, 2008, we have invested approximately $2,167,329 in 11 portfolio companies. Our investment objective is to maximize our portfolio’s total return by investing in the debt and/or equity securities of start-up and micro companies. We also seek to provide our stockholders with current income on investments in debt securities and long-term capital growth through the appreciation in the value of warrants or other equity instruments that we may receive when we make debt investments or equity investments.

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

NOTE 2 - INVESTMENTS

As of March 31, 2008, the Company has made 11 investments in target companies that total approximately $2,167,329 in funded capital with a current valuation of $1,952,634.92 our investment portfolio consists of the following:

Portfolio Company	Description	Value
*Amazon Biotech	Equity	$8,069
Health Rush	Equity	250,000
Green Endeavors Ltd.	Equity	400
(f/k/a Net2Aution, Inc)
***SBD International, Inc.	Equity	400
Promana, Inc	Equity	300
**Gambino Apparel	Loan	35,000
(f/k/a Suncoast Naturals)
****Miscor Group, Ltd	Equity	879,046
Premier Indemnity	Loan	143,169
Western Roses	Loan	526,250
Wireless Ink LLC	Loan	60,000

Crownbutte Wind Power LLC	Equity	50,000

Total		$1,952,635

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

NOTE 4 - LOANS PAYABLE

	March 31, 2008	December 31, 2007

Loan payable, principal and interest at 8% per annum due May 12, 2007. Past due $450,000 loan Accrued interest on this loan is $77,812.68.	$527,813	$236,196

Current loans payable	$-	$800,989

Related parties notes payable, due immediately, no interest Accruing.	$32,398	$32,398
Totals	$560,211	$1,069,583

NOTE 5 – CURRENT QUARTER EVENTS

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

INCOME TAXES

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We regularly review our deferred tax assets for recoverability and establish a valuation allowance based upon historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. As of March 31, 2008, we estimated the allowance on net deferred tax assets to be one hundred percent of the net deferred tax assets.

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

In keeping with our strategy of seeking out new potential portfolio companies, the Company has initiated the process of establishing a representative office in Shanghai, Peoples Republic Of China (PRC).  It is the Company’s intent to partner with small and medium size companies as they look to expand in the U.S. and seek to grow their business by way of acquisition, merger or joint venture.  By initiating the dialogue in the Chinese companies’ local market as they expand into the US the Company hopes to establish a working relationship with a path to partnership leading to growth and prosperity for this new member of the US business community.

We are a Nevada corporation that has elected to be regulated as a business development company under the Investment Company Act of 1940, as amended (the “1940 Act”). As a business development company, we are required to meet certain regulatory tests, including the requirement to invest at least 70% of our total assets in eligible portfolio companies. In addition, we have elected to be treated for federal income tax purposes as a regulated investment company, or RIC, under the Internal Revenue Code of 1986 (the “Code”). However, on February 21, 2008 we signed a consent order (the “Consent Order”) with the Securities and Exchange Commission consenting to the entry of an Order Instituting Administrative and Cease-And-Desist Proceedings, Making Findings, Imposing a Cease-and-Desist Order, and Permanently Suspending the Regulation E Exemption as to StarInvest Group, Inc. The order was sought by the SEC against us as a result of numerous violations by the Company for not properly complying with the rules and regulations of being a business development company under the Investment Company Act of 1940.

As a result of such Consent Order, which we expect to be executed and formalized by the SEC within several months, we will be asking shareholders to approve our termination as a business development company.

We may seek other investment opportunities outside the start-up and micro companies’ arena and may also have up to 30% of our assets invested other than in eligible portfolio companies.  Currently our headquarters are at 3300 North A Street, Suite 2-210, Midland, Texas 79705 and our telephone number is (432) 682-8373.

RESULTS OF OPERATIONS

Investment Income

For the three months ended March 31, 2008 gross investment income totaled $39,124 as compared to $62,953 for the three months ended March 31, 2007. The interest income recorded for the comparable three-month period includes a one-time recovery of approximately $43,600 due to an incorrect interest rate being used on a loan when accruing for interest income.

Expenses

For the three months ended March 31, 2008 expenses totaled $109,599 as compared to $125,496 for the three months ended March 31, 2007.  This decrease in expenses is due to lower professional expenses and less interest expense as compared to 2007.

Net Investment Loss

The Company’s net investment loss totaled $70,475 and $62,543, respectively for the three months ended March 31, 2008 and 2007.  This increase in loss is primarily due to less investment income in the current period.

Net Realized Gains/Losses

The Company had a net realized gain of $34,152 for the three months ended March 31, 2008 as compared to a $2,505 realized loss for the three months ended March 31, 2007.  The net realized gain is due to the sale of common shares of  Miscor Group, Ltd  in open market transactions..

Net Unrealized Appreciation/Depreciation on Investments

Net unrealized losses were $158,705 for the three months ended March 31, 2008 as compared to a gain of $112,541 for the three months ended March 31, 2007. The unrealized losses represent a lower market valuation of some of our portfolio companies.

Net Increase/Decrease in Net Assets from Operations

During the three months ended March 31, 2008, the Company had a net decrease in net assets of $195,028 as compared to a net increase in net assets of $47,493 during the same quarter of 2007.  The net decrease in net assets in the three months ended March 31, 2008 resulted from the net change in unrealized depreciation of $158,705, a realized investment gain of $34,152, interest income of $9,124 and expenses of $109,599.

LIQUIDITY AND CAPITAL RESOURCES

In 2008, the Company has funded its requirements for working capital primarily through the sale of investments and by providing consulting services. Specifically in the first quarter of 2008, we received $30,000 in consulting income from one of our Chinese clients, and sold common shares of Miscor Group, Ltd, .in open market transactions.

For the three months ended March 31, 2008, net cash used by operating activities was $8,820 compared to $573,510 used by operating activities for the three months ended March 31, 2007.  The current three month’s usage was due to the investment of $50,000 in equities, a $7,735 decrease in deposit and increases in accrued interest income and accounts payable and accrued expenses as well as $158,705 in unrealized depreciation on investments.  In the corresponding period of 2007, cash was used primarily for the paydown of accounts payable, the purchase of $300,000 in investment securities, the $300,000 issuance of loans and $112,541 in unrealized appreciation on investments.

For the three months ended March 31, 2008, there was no cash provided by financing activities as compared to net cash provided by financing activities of $595,451 for the three months ended March 31, 2007.  In 2007, the Company has funded its requirements for working capital primarily through the sale of 32,243,334 unregistered shares of its common stock raising an aggregate of $967,300.

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

CONTRACTUAL OBLIGATIONS

The following table summarizes our outstanding contractual obligations as of March 31, 2008:

	Payments due by period
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
[Long-Term Debt Obligations]	560,211	527,813	32,398
[Capital Lease Obligations]
[Operating Lease Obligations]
[Purchase Obligations]	25,000	25,000
[Other Long-Term Liabilities Reflected on the Registrant's Balance Sheet under GAAP]
Total	585,211	552,813	32,398

OFF BALANCE SHEET ARRANGEMENTS

None.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our portfolio is concentrated in a limited number of portfolio companies, which subjects us to a risk of significant loss if any of these companies experience a devaluation of their equity securities or default on their obligations under any of its debt securities that we hold.  In particular, our investment in Miscor Group Limited roughly represents 50% of our entire value of the portfolio.  Our aggregate returns may be significantly adversely affected if this investment performs poorly or if we need to write down the value of any one of our major investments.  Beyond our income tax asset diversification requirements, we do not have fixed guidelines for diversification, and our investments could be concentrated in relatively few issuers.

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

Management's Report on Internal Controls over Financial Reporting

Management acknowledges its responsibility for establishing and maintaining adequate internal controls over financial reporting. We are not currently in compliance with Section 404 of the Act but intend to commence shortly the system and process documentation and evaluation needed to comply with Section 404 and to have the evaluation audited by Larry O'Donnell, CPA

PART II. OTHER  INFORMATION

ITEM 1. Legal Proceedings

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

Item 1.A RISK FACTORS

There are no material changes from the risk factors previously disclosed in the Company’s Annual Report for the year ended December 31, 2007 filed March 31, 2008 other than as set forth below.

Assuming our shareholders elect to terminate our status as a business development company, we will still be subject to the requirements of the Investment Company Act of 1940.

We will be holding a special shareholders’ meeting to ask our shareholders to vote and terminate our status as a business development company. However, since all of our assets are investments in securities of other companies, we might still be subject to other provisions of the Investment Company Act of 1940. Since we were not in compliance with the applicable requirements of said Act pertaining to business development companies, it is likely that we will not be able to maintain compliance with the other applicable provisions of the 1940 Act even after we terminate our status as a business development company. This could result in diverting management’s resources from its business as well as potential future SEC actions.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

ITEM 3. Defaults Upon Senior Securities

We are currently in default on the 8% Note that was due on May 12, 2007. The note is collateralized by all the asset of the company. The current past amount of this loan is $450,000 out of the original principal amount of $775,000. Accrued and unpaid interest on this loan is $77,813. On May 8, 2008, we made a $70,000 payment to lower our outstanding obligations.

ITEM 4. Submission of Matters to Vote of Security Holders

None.

ITEM 5. Other Information

StarInvest will held the 2008 Annual Meeting of the Shareholders on June 19, 2008 at 10:00 a.m., Eastern Standard Time, at 61 Broadway, New York, New York 1006. During the meeting, the shareholders will be requested to vote to withdraw StarInvest’s election to be treated as a Business Development Company (“BDC”) under the Investment Company Act of 1940, to elect three (3) directors of StarInvest to serve until the election and qualification of their respective successors, to ratify the appointment of Larry O'Donnell, CPA, P.C. as the company’s principal independent public accountant and to vote on other matters to properly come before the shareholders. You may vote at the meeting if you were a shareholder at the close of business on May 19, 2008, the record date. Only shareholders of record at the record date are entitled to notice of and to vote at the meeting or any adjournments thereof.

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

Date: May 14, 2008	/s/ Robert H. Cole
Robert H. Cole
Chief Executive Officer