Form 10-Q
period 2008-06-30
STARINVEST GROUP, INC.
filed 2008-08-13
CIK 810270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF
THE SECURITIES AND EXCHANGE ACT OF 1934

For the period ended June 30, 2008

Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________to ______________

COMMISSION FILE NUMBER: 814-00652

StarInvest Group, Inc.
----------------------------------------------------------------------
(Exact name of registrant as specified in its charter)

Nevada                                                      91-1317131
--------------------------------------                         ---------------- --------------
(State of other jurisdiction of                          (IRS Employer
 incorporation or organization)                          Identification)

3300 North A Street Suite 2-210 Midland, Texas (Address of principal executive offices)	79705 (Zip Code)

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

Large accelerated filer 	Accelerated filer 
Non-accelerated filer 	Smaller reporting company x
(Do not check if a smaller reporting company)

State the number of shares outstanding of each of the issuer's classes of common equity, as the latest practicable date: There were 68,679,047 shares of the Registrant's common stock issued and outstanding as of August 12, 2008
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  [  ]  No [ X ]

table of content

Item 1 - Financial Statements

StarInvest Group, Inc.
Statements of Assets and Liabilites

	June 30, 2008	December 31,2007
Assets
Investments, at fair value(cost- $1,676,300 and $2,118,174, respectively)	$1,403,600	$2,094,594
Cash	16,631	53,208
Receivable and deposit	-	7,735
Total assets	$1,420,231	$2,155,537
Liabilities
Loans payable	$299,004	$543,336
Acccounts payable and accrued expenses	19,293	45,297
Obligation to repurchase shares	25,000	25,000
Total liabilities	$343,297	$613,633

Net Assets
Common stock, par value $.001 per share, 900,000,000 shares
authorized, 68,679,047 shares issued and
outstanding, respectively	68,679	68,679
Additional paid-in capital	13,029,641	13,029,641
Accumulated deficit	(12,021,386)	(11,556,416)
Total Net Assets	$1,076,934	$1,541,904
Total liabilities and net assets	$1,420,231	$2,155,537
Net Asset Value per Share	$0.02	$0.02

See notes to financial statements.

table of content

STARINVEST GROUP, INC.
STATEMENTS OF OPERATIONS
	Three Months Ended	Three Months Ended
INVESTMENT INCOME:	June 30, 2008	June 30, 2007
Interest	$30,043	$25,571
Consulting Income	20,000	-
Total Investment Income	50,043	25,571
EXPENSES:
General and administrative expenses	29,271	35,745
Professional fees	44,239	3,200
Interest expense	10,235	13,536
Total expenses	83,745	52,481
Net investment loss	(33,702)	(26,910)
Other income	53,440	-
REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS:
Net realized gain on investments	150,833	6,688
Net change in unrealized loss on investments	(436,952)	(124,109)
Net realized and unrealized loss from investments	(286,119)	(117,421)
NET DECREASE IN NET ASSETS RESULTING
FROM OPERATIONS	$(266,381)	$(144,331)
LOSS PER COMMON SHARE	$(0.00)	$(0.00)

See notes to financial statements.

STARINVEST GROUP, INC.
STATEMENTS OF OPERATIONS
	Six Months Ended	Six Months Ended
INVESTMENT INCOME:	June 30, 2008	June 30, 2007
Interest	$39,167	$88,524
Consulting Income	50,000	-
Total Investment Income	89,167	88,524
EXPENSES:
General and administrative expenses	73,093	71,667
Professional fees	100,929	72,780
Interest expense	27,116	33,529
Total expenses	201,138	177,976
Net investment loss	(111,971)	(89,452)
Other income	57,673	-
REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS:
Net realized gain on investments	184,985	4,183
Net change in unrealized loss on investments	(595,657)	(11,568)
Net realized and unrealized loss from investments	(410,672)	(7,385)
NET DECREASE IN NET ASSETS RESULTING
FROM OPERATIONS	$(464,970)	$(96,837)
LOSS PER COMMON SHARE	$(0.01)	$(0.00)

See notes to financial statements.

table of content

STARINVEST GROUP, INC.
STATEMENTS OF CHANGES IN NET ASSETS
	Six Months Ended	Six Months Ended
Decrease in net assets from operations:	June 30, 2008	June 30, 2007
Net investment loss	$ (111,971)	$ (89,452)
Net other income	57,673	-
Net realized gains	184,985	4,183
Net change in unrealized loss	(595,657)	(11,568)

Net decrease in net assets resulting from operations	(464,970)	(96,837)

Net increase from capital share transactions
Sold 30,476,667 shares of common stock	-	873,600
Converted Debt for 8,887,742 shares of common stock	-	266,633
Net increase from capital share transactions	-	1,140,233
Total increase (decrease) in net assets:	(464,970)	1,043,396
Net assets at beginning of period	1,541,904	335,450
Net assets at end of period	$ 1,076,934	$ 1,378,846
Capital share activity
Shares sold	-	30,476,667
Shares converted	-	8,887,742
Net increase in capital share activity	-	39,364,409

See notes to financial statements.

STARINVEST GROUP, INC.
STATEMENTS OF CASH FLOWS
	Six Months Ended	Six Months Ended
Cash Flows from Operating Activities	June 30, 2008	June 30, 2007
Net decrease in Net Assets Resulting from Operations	$(464,970)	$(96,837)
Adjustments to reconcile net increase (decrease):
Purchase of investment securities	(2,426,426)	(300,000)
Loans to investment companies	-	(300,000)
Decrease in receivable	7,735	100,000
Return of basis from sale of securities	2,533,814	-
Interest income	(39,167)	(88,524)
Increase (decrease) in accounts payable and
accrued expenses	(26,004)	9,810
Interest expense	27,116	33,529
Net change in unrealized depreciation
on investments	595,657	7,385
Net Cash Provided/(Used) by Operating Activities	207,755	(634,637)

Cash Flows from Financing Activities:
Net proceeds from sale of common stock	-	873,600
Net repayments of loans	(244,332)	(471,059)
Debt converted to shares	-	266,633
Net Cash Provided/(Used) by Financing Activities	(244,332)	669,174
Net Increase/(Decrease) in Cash	(36,577)	34,537
Cash, Beginning of period	53,208	16,381
Cash, End of period	$16,631	$50,918

See notes to financial statements.

table of content
STARINVEST GROUP, INC.
STATEMENT OF INVESTMENTS
June 30, 2008

Portfolio Company	Description of Business	Cost	Value	Public/Private
Health Rush	Fast Food	250,000	250,000	Private
Promana, Inc	Data Processing	150,000	300	Public PSLU
Gambino Apparel (f/k/a Suncoast Naturals)	Manufacturing	35,000	35,000	Public GBNG
Miscor Group, Ltd	Power Service	85,000	102,000	Public MCGL
Strasbourger Pearson Tulcin Wolff	Finance	275,000	275,000	Private
Ambac Financial Group, Inc	Finance	321,300	93,800	Public ABK
Western Roses	Cemeteries	450,000	537,500	Private
Wireless Ink LLC	New media	60,000	60,000	Private
Crownbutte Wind Power, LLC	Alternative Energy	50,000	50,000	Private
Total		1,676,300	1,403,600

table of content

Notes to the Financial Statements March 31, 2008

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

The accompanying financial statements have been prepared by StarInvest Group, Inc. ("STIV" or the "Company") without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position as of June 30, 2008, and the results of operations and cash flows for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These financial statements should be read in conjunction with the audited financial statements and related notes and schedules included in the Company's 2007 Annual Report filed on Form 10-K dated December 31, 2007. The results of operations for the periods ended June 30, 2008 and 2007 are not necessarily indicative of the operating results for the full years.

StarInvest Group, Inc. (“STIV” or the “Company”) is a specialty investment company principally providing capital and other assistance to start-up and micro companies. The Company intends to focus its portfolio in a wide variety of different sectors including but not limited to alternative resources, technology, biotech, insurance, and services. As of June 30, 2008, we have invested approximately $1,676,300 in 9 portfolio companies. Our investment objective is to maximize our portfolio’s total return by investing in the debt and/or equity securities of start-up and micro companies. We also seek to provide our stockholders with current income on investments in debt securities and long-term capital growth through the appreciation in the value of warrants or other equity instruments that we may receive when we make debt investments or equity investments.

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

NOTE 2 - INVESTMENTS

As of June 30, 2008, the Company has made 9 investments in target companies that total approximately $1,676,300 in funded capital with a current valuation of $1,403,600 our investment portfolio consists of the following:

Portfolio Company	Description	Value
Health Rush	Equity	250,000
Promana, Inc	Equity	300
Gambino Apparel (f/k/a Suncoast Naturals)	Loan	35,000
Miscor Group, Ltd	Equity	102,000
Western Roses	Loan	537,500
Wireless Ink LLC	Loan	60,000

Crownbutte Wind Power LLC	Equity	50,000

Strasbourger Pearson Tulcin Wolff	Equity	275,000

Ambac Financial Group, Inc	Equity	93,800

Total		$1,403,600

table of content

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

table of content

NOTE 3- EQUITY TRANSACTIONS

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

NOTE 4 - Loan Payable                                                       June30, 2008                  December 31, 2007

Loan payable, principal and interest at 8% per annum
due May 12, 2007.  Past due $250,000 loan
Accrued interest on this loan
is $49,004.00                                                                       $ 299,004                                 $   510,938

Related parties notes payable, due immediately,
no interest accruing.                                                                                                 0                                             32,398
                                                                                                                             -------------                               --------------
 Totals                                                                                                                 $  299,004                                $   543,336

NOTE 5 – CURRENT QUARTER EVENTS

On June 19, 2008, we held our Annual Meeting. 49,679,494 shares of the Corporation’s common stock were represented at the Meeting in person or by proxy, which shares constituted 73.35% of the issued and outstanding shares of common stock as of the Record Date, and therefore a quorum was present. At the Meeting, the following proposal was presented to the shareholders, all of which were approved by the shareholders:

•	To withdraw the Registrant’s election to be treated as a Business Development Company (“BDC”) under the Investment Company Act of 1940.
•	To elect Robert H. Cole, Roger Moreau and Cristiano Germinario as directors of the Registrant to serve until the election and qualification of their respective successors.
•	To ratify the appointment of Larry O'Donnell, CPA, P.C. as the company’s principal independent public accountant.

During the Board of Director held on June 19, 2008, the Board unanimously resolved to write off Amazon Biotech, Inc, SBD International, Inc, and Premier Indemnity, Inc as portfolio companies. The decision was taken to reflect the shareholders vote to terminate our status as a business development company. The Board anticipates that is evaluating a new company structure that will be not subjected to the requirement of the Investment Company Act of 1940.

table of content

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As used in this Form 10-Q, references to the "Company," “STIV”, "we," “our” or "us" refer to StarInvest Group, Inc. unless the context otherwise indicates.

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our industry, our beliefs, and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” and “estimates” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. Important assumptions include our ability to originate new loans and investments, certain margins and levels of profitability and the availability of additional capital. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Form 10-Q should not be regarded as a representation by us that our plans and objectives will be achieved. In addition, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect our business, financial condition or future results.  These risks are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.  Our actual results may differ significantly from the results projected in the forward-looking statements.   We assume no obligation to update forward-looking statements, except as otherwise required under the applicable federal securities laws.

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

INCOME TAXES

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We regularly review our deferred tax assets for recoverability and establish a valuation allowance based upon historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. As of June 30, 2008, we estimated the allowance on net deferred tax assets to be one hundred percent of the net deferred tax assets.

table of content

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

table of content

OUR STRATEGY

StarInvest Group, Inc. (“STIV” or the “Company”) was a specialty investment company principally providing capital and other assistance to start-up and micro companies. The Company was focusing its portfolio in a wide variety of different sectors including but not limited to alternative resources, technology, biotech, insurance, and services. Our investment objective was to maximize our portfolio’s total return by investing in the debt and/or equity securities of start-up and micro companies.

Our capital is currently invested into our portfolio companies where it has been used to finance organic growth, acquisitions, recapitalizations and working capital.

Since 2007, the Company has been seeking out new potential portfolio companies, the Company has initiated the process of establishing a representative office in Shanghai, Peoples Republic Of China (PRC).  It is the Company’s intent to partner with small and medium size companies as they look to expand in the U.S. and seek to grow their business by way of acquisition, merger or joint venture.

We are a Nevada corporation that was elected to be regulated as a business development company under the Investment Company Act of 1940, as amended (the “1940 Act”). As a business development company, the Company was required to meet certain regulatory tests, including the requirement to invest at least 70% of our total assets in eligible portfolio companies. In addition, we were elected to be treated for federal income tax purposes as a regulated investment company, or RIC, under the Internal Revenue Code of 1986 (the “Code”).

However, since we received a final version of the consent order on July 22, 2008 which was signed and returned to the Securities and Exchange Commission on July 28, 2008, the Board of Director along with the Company’s advisors has been evaluating a new company structure that will not be subjected to the requirements of the Investment Company Act of 1940. The new company structure will also reflect the shareholders vote of June 19, 2008 which approved the termination of our status as a business development company.

RESULTS OF OPERATIONS

Investment Income

For the three months ended June  30, 2008 gross investment income totaled $50,043 as compared to $25,571 for the three months ended June  30, 2007.  For the six months ended June 30, 2008 gross investment income totaled $89,167 as compared to $88,524 for the six months ended June 30, 2007.  The interest income for the comparable 2007 period included a one-time recovery of approximately $43,600 in missed interest income.  The current six month period’s gross investment income includes $50,000 of consulting income.

Expenses

For the three months ended June 30, 2008 expenses totaled $83,745 as compared to $52,481 for the three months ended June 30, 2007.  For the six months ended June 30, 2008, expenses totaled $201,138 as compared to $177,976 for the six months ended June 30, 2007.  This increase in expenses is primarily due to higher professional fees paid in 2008 as compared to 2007.

table of content

Net Investment Loss

The Company’s net investment loss totaled $33,702 and $26,910, respectively for the three months ended June 30, 2008 and 2007.  The Company’s net investment loss totaled $111,971 and $89,452, respectively for the six months ended June 30, 2008 and 2007.  These increases in loss are primarily due to increased professional fees in the current three and six month periods.

Net Realized Gains

The Company had a net realized gain of $150,833 for the three months ended June 30, 2008 as compared to a $6,688 realized gain for the three months ended June 30, 2007.  The Company had a net realized gain of $184,985 for the six months ended June 30, 2008 as compared to a $4,183 realized gain for the six months ended June 30, 2007.  The net realized gain is primarily due to the sale of common shares of  Miscor Group, Ltd  in open market transactions..

Net Unrealized Depreciation on Investments

Net unrealized losses were $436,952 for the three months ended June 30, 2008 as compared to a loss of $124,109 for the three months ended June 30, 2007. Net unrealized losses were $595,657 for the six months ended June 30, 2008 as compared to a loss of $11,568 for the six months ended June 30, 2007.  The unrealized losses represent a lower market valuation of some of the Company’s portfolio companies.

Net Decrease in Net Assets from Operations

During the three months ended June 30, 2008, the Company had a net decrease in net assets of $266,381 as compared to a net decrease in net assets of $144,331 during the same quarter of 2007.  The net decrease in net assets in the three months ended June 30, 2008 resulted from the net change in unrealized depreciation of $436,952, a realized investment gain of $150,833, interest, consulting and other income of $103,483 and expenses of $83,745.  During the six months ended June 30, 2008, the Company had a net decrease in net assets of $464,970 as compared to a net decrease in net assets of $96,837 for the same half year of 2007.

LIQUIDITY AND CAPITAL RESOURCES

In 2008, the Company has funded its requirements for working capital primarily through the sale of investments and by providing consulting services. Specifically in the first half of 2008, we received $50,000 in consulting income from one of our Chinese clients, and sold common shares of Miscor Group, Ltd, ..in open market transactions.

For the six months ended June 30, 2008, net cash provided by operating activities was $207,755 compared to $634,637 used by operating activities for the six months ended June 30, 2007.  The current six month’s provision was due to the investment of $2,426,426 in equities, a $7,735 decrease in deposit and increases in accrued interest income and accounts payable and accrued expenses as well as $595,657 in unrealized depreciation on investments.  In the corresponding period of 2007, cash was used primarily for the increase in accounts receivable, the purchase of $300,000 in investment securities, the $300,000 issuance of loans and $7,385 in unrealized depreciation on investments.

For the six months ended June 30, 2008, there was $244,332 of net cash used by financing activities as compared to net cash provided by financing activities of $669,174 for the six months ended June 30, 2007.  In 2007, the Company funded its requirements for working capital primarily through the sale of 32,243,334 unregistered shares of its common stock raising an aggregate of $967,300.

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

table of content

CONTRACTUAL OBBLIGATIONS

The following table summarizes our outstanding contractual obligations as of March 31, 2008:

Contractual obligations	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
[Long-Term Debt Obligations]	299,004	299,004
[Capital Lease Obligations]
[Operating Lease Obligations]
[Purchase Obligations]	25,000	25,000
[Other Long-Term Liabilities Reflected on the Registrant's Balance Sheet under GAAP]
Total	324,004	324,004

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

Management's Report on Internal Controls over Financial Reporting

Management acknowledges its responsibility for establishing and maintaining adequate internal controls over financial reporting. We are not currently in compliance with Section 404 of the Act but intend to commence shortly the system and process documentation and evaluation needed to comply with Section 404 and to have the evaluation audited by Larry O'Donnell, CPA table of content

PART II. OTHER  INFORMATION

ITEM 1. Legal Proceedings

On February 21, 2008 we signed a consent order (the “Consent Order”) with the Securities and Exchange Commission consenting to the entry of an Order Instituting Administrative and Cease-And-Desist Proceedings, Making Findings, Imposing a Cease-and-Desist Order, and Permanently Suspending the Regulation E Exemption as to StarInvest Group, Inc. The order was sought by the SEC against us as a result of numerous violations by the Company for not properly complying with the rules and regulations of being a business development company under the Investment Company Act of 1940. We received a final version of the consent order on July 22, 2008 and it was signed and returned to the Securities and Exchange Commission on July 28, 2008.

Other than as described above, there are no legal proceedings that have occurred within the past five years concerning our directors, or control persons which involved a criminal conviction, a criminal proceeding, an administrative or civil proceeding limiting one's participation in the securities or banking industries, or a finding of securities or commodities law violations.

There are no material legal proceedings to which any director, officer or affiliate of the Company, any owner of record or beneficially of more than five percent of any class of voting securities of the Company, or any associate of any such director, officer, affiliate of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company.

Item 1.A  Risk Factors

There are no material changes from the risk factors previously disclosed in the Company’s Annual Report for the year ended December 31, 2007 filed March 31, 2008 and as set forth in the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2008 filed May 15, 2008.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

ITEM 3. Defaults Upon Senior Securities

We are currently in default on the 8% Note that was due on May 12, 2007. The note is collateralized by all the assets of the company. The current past due amount of this loan is $250,000 out of the original principal amount of $775,000. Accrued and unpaid interest on this loan is $49,004. On May 15, 2008, we made a $200,000 payment to lower our outstanding obligations.

table of content

ITEM 4. Submission of Matters to Vote of Security Holders

On June 19, 2008, we held our Annual Meeting. 49,679,494 shares of the Corporation’s common stock were represented at the Meeting in person or by proxy, which shares constituted 73.35% of the issued and outstanding shares of common stock as of the Record Date, and therefore a quorum was present. At the Meeting, the following proposal was presented to the shareholders, all of which were approved by the shareholders:

•	To withdraw the Registrant’s election to be treated as a Business Development Company (“BDC”) under the Investment Company Act of 1940.
•	To elect Robert H. Cole, Roger Moreau and Cristaino Germinario as directors of the Registrant to serve until the election and qualification of their respective successors.
•	To ratify the appointment of Larry O'Donnell, CPA, P.C. as the company’s principal independent public accountant.

ITEM 5. Other Information

During the Board of Director’s Meeting held on June 19, 2008, the Board unanimously resolved to write off Amazon Biotech, Inc, SBD International, Inc, and Premier Indemnity, Inc as portfolio companies. The decision was taken to reflect the shareholder vote to terminate our status as a business development company. The Board is evaluating a new company structure that will not be subject to the requirements of the Investment Company Act of 1940.

ITEM 6. Exhibits and Reports on Form 8-K

None.

(a) Exhibits

Exhibit No.   Description
------   -----------

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

Date: August 13, 2008
 /s/ Robert H. Cole
-------------------------
Robert H. Cole
Chief Executive Officer