Form 10-Q
period 2008-09-30
STARINVEST GROUP, INC.
filed 2008-11-12
CIK 810270

  UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF
THE SECURITIES AND EXCHANGE ACT OF 1934

For the period ended September 30, 2008

Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________to ______________

COMMISSION FILE NUMBER: 814-00652

StarInvest Group, Inc.
----------------------------------------------------------------------
(Exact name of registrant as specified in its chater)

       Nevada                                                         91-1317131
   -------------------------------                              ----------------------
(State of other jurisdiction of incorporation or organization)              (IRS Employer Identification)

3300 North A Street Suite 2-210            79705
Midland, Texas
(Address of principal executive offices)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as the latest practicable date: There were 81,444,104 shares of the Registrant's common stock issued and outstanding as of November 12, 2008

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ] No [ X ]

StarInvest Group, Inc.

FORM 10-Q

QUARTERLY PERIOD ENDED September 30, 2008

Item 1 - Financial Statements

STARINVEST GROUP, INC.
BALANCE SHEET
AS OF SEPTEMBER 30, 2008 & DECEMBER 31, 2007

	2008	2007
ASSETS	(unaudited)	(audited)
Current Assets
Cash	$41,617	$53,208
Receivable, deposits and other	-	7,735
Prepaid expenses	22,010	-

Total current assets	63,627	60,943

Investments and loans (cost of $1,526,913 & $2,118,174)	1,316,055	2,094,594

Total assets	$1,379,682	$2,155,537

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses	$1,366	$45,297
	-	-
Loans payable	311,733	543,336

Total current liabilities	313,099	588,633

Obligation to repurchase shares	25,000	25,000

Stockholders' equity
Common stock, $.001 par value, 900,000,000 shares
authorized; 68,679,047 and 68,679,047 shares issued
and outstanding, respectively	68,679	68,679
Additional paid-in-capital	13,029,641	13,029,641
Treasury stock	(214)	-
Accumulated deficit	(12,056,523)	(11,556,416)

Total stockholders' equity	1,041,583	1,541,904

Total liabilities and stockholders' equity	$1,379,682	$2,155,537

STARINVEST GROUP, INC.
STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

	2008	2007
Operations:	(unaudited)	(unaudited)

Interest Income	$19,032	$40,116

Total Income	19,032	40,116

Expenses:
General and administrative	28,055	80,766
Professional fees	2,500	8,900
Interest Expense	15,960	10,333

Total expenses	46,515	99,999

Loss before other income (expenses)	(27,483)	(59,883)

Net Realized and Unrealized Gains (Losses):
Net realized gain (loss) on investments	(79,237)	50,077
Net unrealized gain (loss) on investments	71,583	(191,633)

Total net realized and unrealized losses	(7,654)	(141,556)

Net loss	$(35,137)	$(201,439)

Loss per common share	$(0.00)	$(0.00)

Weighted average common shares outstanding	68,679,047	67,410,640

STARINVEST GROUP, INC.
STATEMENT OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

	2008	2007
Operations:	(unaudited)	(unaudited)

Interest Income	$58,199	$128,640
Consulting income	50,000	-

Total income	108,199	128,640

Expenses:
General and administrative	110,290	152,433
Professional Fees	36,615	81,680
Interest Expense	43,075	43,863

Total expenses	189,980	277,976

Loss before other income (expenses)	(81,781)	(149,336)

Net Realized and Unrealized Gains (Losses):
Net realized gains on investments	105,748	54,260
Net unrealized loss on investments	(524,074)	(204,801)

Total net realized and unrealized losses	(418,326)	(150,541)

Net loss	$(500,107)	$(299,877)

Loss per common share	$(0.01)	$(0.01)

Weighted average common shares outstanding	68,679,047	47,324,960

STARINVEST GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

	2008	2007

Cash flows from operating activities:
Net loss	(500,107)	$(299,877)

Adjustments to reconcile net loss to net
cash used in operating activities:
Net unrealized loss in investments	524,074	150,541
Interest expense	35,625	43,863
Consulting income	-	(6,415)
Interest income	(49,601)	(128,640)
Decrease in receivable	-	100,000
Changes in assets and liabilites
(Increase) decrease in assets:
(Increase) in prepaid expenses	(22,010)	-
Other assets	-	(9,026)
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	(43,931)	22,721

Total adjustments	444,157	173,044

Net cash used in operating activities	(55,950)	(126,833)

Cash flows used by investing activities
Net cash (paid for) provided by investments	276,176	(600,000)

Cash flows from financing activities
Net repayments of loans	(231,603)	(509,082)
Debt converted to shares	-	266,633
Payment to repurchase shares	(214)	-
Proceeds from issuance of common stock	-	967,300

Net cash provided by financing activities	(231,817)	724,851

Net increase (decrease) in cash	(11,591)	(1,982)

Cash, beginning of period	53,208	16,381

Cash, end of period	41,617	14,399

Supplemental disclosure of cash flow information:

Interest expense	$43,075	$43,863

Income taxes	$-	$-

STARINVEST GROUP, INC.
STATEMENT OF INVESTMENTS
September 30, 2008

Portfolio Company	Description of Business	Cost	Value	Public/Private
Health Rush, Inc	Fast Food	$250,000	$250,000	Private
Strasbourger Pearson Tulcin Wolff, Inc	Finance	$275,000	$275,000	Private
Western Roses Memorial Park	Cemeteries	$450,000	$548,750	Private
Freddie Mac	Finance	$228,943	$34,200	FRE
Crownbutte Wind Power, LLC	Alternative Energy	$300,000	$190,105	CBWP.PK
Miscor Ltd.	Power Services	$22,970	$18,000	MIGL.OB
Total		$1,526,913	$1,316,055

During the 3rd quarter, the Company filed a Form N54-C terminating its status as a business development company. Also during the quarter, management decided that it was in the best interest of the Company to write off its investments in Wireless Ink, Inc and Gambino Apparel f/k/a Suncoast Naturals respectively in the amounts of $60,000 and $35,000. Nevertheless the Company is still pursuing any and all possible actions to entirely or partially recover the loss incurred in these two investments. Additionally, during the quarter, Promana Solution common stocks were exchanged for 45,646 shares of Crownbutte Wind Power, LLC ( 1:65.723 ratio) as per the terms of the reverse merger between Promana and Crownbutte.

In connection therewith, the Company liquidated in the open market its entire position in Ambac Financial Group, Inc. The Company is also anticipating the liquidation of the remaining portfolio companies. Each portfolio company will be liquidated to maximize shareholders value considering general market conditions as well as the specific market position of the specific portfolio company.

On September 23, 2008, Management decided to buy back 20,000 common shares of StarInvest Group Inc at an average price of $0.01.

Notes to the Financial Statements September 30, 2008

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

The accompanying financial statements have been prepared by StarInvest Group, Inc. ("STIV" or the "Company") without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2008, and the results of operations and cash flows for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These financial statements should be read in conjunction with the audited financial statements and related notes and schedules included in the Company's 2007 Annual Report filed on Form 10-K dated December 31, 2007. The results of operations for the periods ended September 30, 2008 and 2007 are not necessarily indicative of the operating results for the full years.

StarInvest Group, Inc. (“STIV” or the “Company”) was a specialty investment company principally providing capital and other assistance to start-up and micro companies. The Company focused its portfolio in a wide variety of different sectors including but not limited to alternative resources, technology, biotech, insurance, and services. As of September 30, 2008, we had invested approximately $1,526,913 in 6 portfolio companies. Our investment objective was to maximize our portfolio’s total return by investing in the debt and/or equity securities of start-up and micro companies.

NOTE 2 - INVESTMENTS

As of September 30, 2008, the Company had 6 investments for a total of $1,526,170, in funded capital with a current valuation of $1,316,055.30. Our investment portfolio consists of the following:

Portfolio Company	Description	Value
Health Rush	Equity	$ 250,000.00
Miscor Group, Ltd	Equity	18,000.00
Western Roses Memorial Park	Loan	548,750.00

Crownbutte Wind Power LLC	Equity	190,105.30

Strasbourger Pearson Tulcin Wolff, Inc	Equity	275,000.00

Freedie Mac	Equity	34,200.00

Total		$1,316,055.30

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

NOTE 3 - EQUITY TRANSACTIONS

During the 3rd quarter the Company did not engage in any Equity Transaction, besides the buy back of 20,000 common shares of StarInvest Group Inc at an average price of $0.01.

NOTE 4 - LOANS PAYABLE

September
Loan payable, principal and interest at 8% per annum due May 12, 2007.
Past due $250,000 loan. Accrued interest on this loan is $61,733.	$311,733

Totals	$311,733

NOTE 5 – CURRENT QUARTER EVENTS

The Board of Director unanimously resolved to write off Wireless Ink, Inc and Gambino Apparel f/k/a Suncoast Naturals respectively $60,000 and $35,000 as portfolio companies. These investments were written off due to the high probability of their value remaining at zero. Nevertheless the Company is still pursuing any possible action to entirely or partially recover the loss incurred in these two investments. The decision was partially taken to reflect the shareholders vote to terminate our status as a business development company. The Board anticipates that is evaluating a new company structure that will be not subjected to the requirement of the Investment Company Act of 1940.

On July 22, 2008, the Company received from the SEC the final version of the consent order that was originally signed and sent in on February 21, 2008.  It was signed and returned to the Securities and Exchange Commission on July 28, 2008.

On July 29, 2008, the Board of Directors of the Company received the resignations of Glenn Matthews and Reno L. Yue.  Mr. Matthews served as Executive Vice President/COO and Chief Representative of the China Representative Office since June 12, 2007. Mr. Yue served as Director of Business Development of the China Representative Office since June 12, 2007. The resignations became effective on June 30, 2008. Following the resignation, the Board decided it was in the best interest of the Company not to renew the lease of the established representative office in Shanghai, Peoples Republic of China (PRC).

NOTE 6 - SUBSEQUENT EVENT

On October 21, 2008, StarInvest Group, Inc announced the acquisition of StockTransfer Online, LLC, a privately owned professional transfer agency for 13,716,667 restricted shares of common stock.  The acquisition was consummated pursuant to a Purchase and Sale Agreement dated October 20, 2008.

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

OUR STRATEGY

StarInvest Group, Inc. (“STIV” or the “Company”) was a specialty investment company principally providing capital and other assistance to start-up and micro companies. The Company was focusing its portfolio in a wide variety of different sectors including but not limited to alternative resources, technology, biotech, insurance, and services. Our investment objective was to maximize our portfolio’s total return by investing in the debt and/or equity securities of start-up and micro companies. Our capital was invested into portfolio companies where it has been used to finance organic growth, acquisitions, recapitalizations and working capital.

The company is a Nevada corporation that had elected to be regulated as a business development company under the Investment Company Act of 1940, as amended (the “1940 Act”). As a business development company, the Company was required to meet certain regulatory tests, including the requirement to invest at least 70% of our total assets in eligible portfolio companies. In addition, we were elected to be treated for federal income tax purposes as a regulated investment company, or RIC, under the Internal Revenue Code of 1986 (the “Code”).

However, since we received a final version of the consent order on July 22, 2008 which was signed and returned to the Securities and Exchange Commission on July 28, 2008, the Board of Director along with the Company’s advisors has been evaluating a new company structure that will not be subjected to the requirements of the Investment Company Act of 1940. The new company structure will also reflect the shareholders vote of June 19, 2008 which approved the termination of our status as a business development company. In connection therewith, the Company filed a Form N-54C on August 13, 2008 terminating its status as a business development company.

As part of the Company’s new strategy, on October 20, 2008, the Company acquired StockTransfer Online, LLC, a small privately owned professional transfer agency that focuses on service and technology. This is the first step in re-organizing StarInvest to be an operating company that will provide a wide array of services for small and medium publicly traded company. The Company anticipates that will provide Corporate Records Keeping, Account Maintenance, EDGAR Filings and other services by coupling today’s technology with a personal touch, and by offering the convenience of a 24/7 online access through the security of a Full Web Encryption.

RESULTS OF OPERATIONS

Income

For the three months ended September 30, 2008 gross income totaled $19,032 as compared to $40,1116 for the three months ended September  30, 2007.  The decrease in gross income was mainly due to the termination of of the Company's China operations. For the nine months ended September 30, 2008 gross income totaled $108,199 as compared to $128,640 for the nine months ended September 30, 2007.  The interest income for the comparable 2007 period included a one-time recovery of approximately $43,600 in missed interest income.  The current nine month period’s gross investment income includes $50,000 of consulting income.

Expenses

For the three months ended September 30, 2008 expenses totaled $46,515 as compared to $99,999 for the three months ended September 30, 2007.  The decrease in expenses was mainly due to the termination of the Company's China operations. For the nine months ended September 30, 2008, expenses totaled $189,980 as compared to $277,976 for the nine months ended September 30, 2007. This decrease in expenses is primarily due to reduced professional fees and general and administrative expenses paid in 2008 as compared to 2007.

Loss before other income (expenses)

The Company’s loss before other income (expenses) totaled $27,483 and $59,883, respectively for the three months ended September 30, 2008 and 2007.  The Company’s loss before other income (expenses) totaled $81,781 and $149,336, respectively for the nine months ended September 30, 2008 and 2007.  These decreases in loss are primarily due to less professional fees and general and administrative fees in the current six and nine month periods.

Net Realized Gain

The Company had a net realized loss of $79,237 for the three months ended September 30, 2008 as compared to a $50,077 realized gain for the three months ended September 30, 2007.  The Company had a net realized gain of $105,748 for the nine months ended September 30, 2008 as compared to a $54,260 realized gain for the nine months ended September 30, 2007. The three month loss was due to the write-off of Wireless Ink, Inc and Gambino Apparel f/k/a Suncoast Naturals investments. The nine months gain was primarily the result of the sale of the Company's position in Miscor.

Net Unrealized Gain/Loss

Net unrealized losses were $436,952 for the six months ended September 30, 2008 as compared to a loss of $124,109 for the six months ended September 30, 2007. Net unrealized losses were $595,657 for the nine months ended September 30, 2008 as compared to a loss of $11,568 for the nine months ended September 30, 2007.  The unrealized losses represent a lower market valuation for some of the Company’s investments.

Net Loss

During the three months ended September 30, 2008, the Company had a net loss of 35,137 as compared to a net loss of $201,439 during the same quarter of 2007.  The net loss in the three months ended September 30, 2008 resulted from the unrealized gain of $71,583, a realized loss of $79,237, interest income of $19,032 and expenses of $46,515.  During the nine months ended September 30, 2008, the Company had a net loss of $500,107 as compared to a net loss of $299,877 for the same nine months of 2007. The net loss for the period was mainly due to the decrease in market value of the Company's investments.

LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended September 30, 2008, net cash used in operating activities was $55,950 compared to $126,833 used in operating activities for the nine months ended September 30, 2007.  The current nine month’s use was due to a net loss of $500,107, net non-cash interest income and interest expense of $13,976, a $22,010 increase in prepaid expenses and decreases in accounts payable and accrued expenses of $43,931 as well as $524,074 in unrealized loss on investments.  In the corresponding period of 2007, cash was used primarily for the net loss of $299,877, a decrease in accounts receivable, net non-cash interest income and interest expense of $84,778, and $150,541 in unrealized loss on investments.

For the nine months ended September 30, 2008, there was $276,176 provided by investment activities as compared to net cash paid for investments of $600,000 for the nine months ended September 30, 2007.

For the nine months ended September 30, 2008, there was $231,817 of net cash used by financing activities to pay down the principal of the $775,000 defaulted note as compared to net cash provided by financing activities of $724,851 for the nine months ended September 30, 2007.  In 2007, the Company funded its requirements for working capital primarily through the sale of 32,243,334 unregistered shares of its common stock raising an aggregate of $967,300.

The Company anticipates a significant increase in capital expenditures subject to obtaining additional financing, of which there can be no assurance. The Company's capital requirement for 2009 will be approximately $600,000 for operations, depending on numerous factors, including the success of our new transfer agent activity. .The Company has an immediate need for additional financing to continue operations. The Company is seeking to obtain additional capital through the sale of its securities and loans.  If the Company does not immediately receive additional financing, the Company will be required to cease operations. If the Company obtains additional financing, of which there can be no assurance, the Company may sell its equity securities. The sale of additional equity or convertible debt securities could result in additional dilution to stockholders. There can be no assurance that financing will be available in the required amounts or on terms acceptable to the Company, if at all.

CONTRACTUAL OBLIGATIONS

The following table summarizes our outstanding contractual obligations as of September 30, 2008:

Contractual obligations	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
[Long-Term Debt Obligations]	311,733	311,733
[Capital Lease Obligations]
[Operating Lease Obligations]
[Purchase Obligations]	25,000	25,000
[Other Long-Term Liabilities Reflected on the Registrant's Balance Sheet under GAAP]
Total	336,733	336,733

The $311,733 is the outstanding principal and interest due on the $775,000 2006 secured note. The $25,000 is the outstanding amount of the buyback agreement between the Company and a previous employee.

OFF BALANCE SHEET ARRANGEMENTS

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Smaller reporting companies are not required to provide the information required by Item 305.

ITEM 4. CONTROLS AND PROCEDURES

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the United States Securities and Exchange Commission. Our principal executive and financial officer has reviewed the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) within the end of the period covered by this Quarterly Report on Form 10-Q and has concluded that the disclosure controls and procedures are effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the last day they were evaluated by our principal executive and financial officer.

Management's Report on Internal Controls over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the last quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Lack of Segregation of Duties

Management is aware that there is a lack of segregation of duties at the Company due to the small number of employees dealing with general administrative and financial matters. However, at this time management has decided that considering the abilities of the employees now involved and the control procedures in place, the risks associated with such lack of segregation are low and the potential benefits of adding employees to clearly segregate duties do not justify the substantial expenses associated with such increases. Management will periodically reevaluate this situation.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Purchases of equity securities by the issuer and affiliated purchasers

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Month #1 (identify beginning and ending dates)
Month #2 (identify beginning and ending dates)
Month #3 (identify beginning and ending dates)	20,000	$0.01	90,000	1,910,000
Total	20,000	$0.01	90,000	1,910,000

ITEM 3. Defaults Upon Senior Securities

We are currently in default on the 8% Note that was due on May 12, 2007. The note is collateralized by all the assets of the company. The current past amount of this loan is $250,000 out of the original principal amount of $775,000. Accrued and unpaid interest on this loan is $61,733. On May 15, 2008, we made a $200,000 payment to lower our outstanding obligations.

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

ITEM 5. Other Information

The Board of Director unanimously resolved to write off Wireless Ink, Inc and Gambino Apparel f/k/a Suncoast Naturals respectively $60,000 and $35,000 as portfolio companies. Nevertheless the Company is still pursuing any possible action to entirely or partially recover the loss incurred in these two investments. The decision was partially taken to reflect the shareholders vote to terminate our status as a business development company. The Board anticipates that is evaluating a new company structure that will be not subjected to the requirement of the Investment Company Act of 1940.

 ITEM 6. Exhibits

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

Date: November 12, 2008
 /s/ Robert H. Cole
-------------------------
Robert H. Cole
Chief Executive Officer and Chief Financial Officer

Exhibit 31.1

CERTIFICATION PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Robert H. Cole, Chief Executive Officer of StarInvest Group, Inc. (the “Company”) certify that:

1. I have reviewed this quarterly report on Form 10-Q of the Company.

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this report;

4. The Company’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the Company and have:

a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b. Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c. Evaluated the effectiveness of the Company's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d. Disclosed in this report any change in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting; and

5. The Company's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Company's auditors and the audit committee of the Company's board of directors (or persons performing the equivalent functions):

a. All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Company's ability to record, process, summarize and report financial information; and

b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal control over financial reporting.

Date: November 12, 2008

/s/ Robert H. Cole
Robert H. Cole
Chief Executive Officer

Exhibit 31.2

CERTIFICATION PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Robert H. Cole, Chief Financial Officer of StarInvest Group, Inc. (the “Company”) certify that:

1. I have reviewed this quarterly report on Form 10-Q of the Company.

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this report;

4. The Company’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the Company and have:

a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b. Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c. Evaluated the effectiveness of the Company's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d. Disclosed in this report any change in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting; and

5. The Company's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Company's auditors and the audit committee of the Company's board of directors (or persons performing the equivalent functions):

a. All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Company's ability to record, process, summarize and report financial information; and

b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal control over financial reporting.

Date: November 12, 2008

/s/ Robert H. Cole
Robert H. Cole
Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350, as adopted), Robert H. Cole, Chief Executive Officer of StarInvest Group, Inc. (the "Company"), hereby certifies that, to the best of his knowledge:

1. The Quarterly Report on Form 10-Q of the Company for the fiscal quarter ended September  30, 2008 (the Report) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: November 12, 2008

/s/  Robert H. Cole
Robert H. Cole
Chief Executive Officer (principal executive officer)

*
This certification is being furnished as required by Rule 13a — 14(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Section 1350 of Chapter 63 of Title 18 of the United States Code, and shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that Section. This certification shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the Company specifically incorporates this certification by reference.

Exhibit 32.2

CERTIFICATION PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350, as adopted), Robert Cole, Chief Financial Officer of StarInvest Group, Inc. (the "Company"), hereby certifies that:

1. the Quarterly Report on Form 10-Q of the Company for the fiscal quarter ended September  30, 2008 (the Report) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d));and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: November 12, 2008

/s/ Robert H. Cole
Robert H. Cole
Chief Financial Officer (principal financial officer)

*
This certification is being furnished as required by Rule 13a — 14(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Section 1350 of Chapter 63 of Title 18 of the United States Code, and shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that Section. This certification shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the Company specifically incorporates this certification by reference.