Form 10-K
STARINVEST GROUP, INC.
filed 2009-03-09
CIK 810270

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2)
Yes ☐  No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently computed second fiscal quarter. $1,790,903.19 based upon $0.03 per share which was the last price at which the common equity was sold on the NASDAQ Bulletin Board Market.

The number of shares of the issuer’s common stock issued and outstanding as of March 09, 2009 was 90,854,104 shares.

Documents Incorporated By Reference:  None

STARINVEST GROUP, INC
FORM 10-K FOR THE FISCAL YEAR
ENDED DECEMBER 31, 2008

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

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

Overview

StarInvest Group, Inc. is an operating company providing transfer agent services to public and private U.S. companies. The Company is currently offering its services through its wholly owned subsidiaries My Transfer Agent, LLC and StockTransfer.com.

My Transfer Agent (“MTA”) provides "turn-key" solutions of transfer agent, legal, EDGAR and other related services to public and private companies. MTA serves as transfer agent performing the functions of original issue, cancellation and reissuance of stock certificates and uncertificated shares. MTA is committed to delivering a complete package of products and services focused on today's technology but never losing sight that service is the first priority.

Stock Transfer.com (“ST”) is a resource information website providing the latest information about the stock transfer industry and providing consulting services for public and private companies.
StockTransfer.com consolidates industry specific information to educate, inform and assist companies with finding information about being or going public. The site is also used as a vehicle to educate shareholders about their investments and give them access to services and professionals who can assist them.

The Company is also retaining a portion of its portfolio focused in a wide variety of different sectors including but not limited to alternative resources, technology, biotech, insurance, and services.  As of December 31, 2008, we have invested approximately $1,297,970 in 5 companies.

History

We are a Nevada corporation elected to be regulated as a business development company under the Investment Company Act of 1940, in 2004 as amended (the “1940 Act”). The Company was a specialty investment company principally providing capital and other assistance to start-up and micro companies. The Company focused its portfolio in a wide variety of different sectors including but not limited to alternative resources, technology, biotech, insurance, and services.  Our investment objective was to maximize our portfolio’s total return by investing in the debt and/or equity securities of start-up and micro companies. We also sought to provide our stockholders with current income on investments in debt securities and long-term capital growth through the appreciation in the value of warrants or other equity instruments that we may receive when we make debt investments or equity investments.

As a business development company, the Company was required to meet certain regulatory tests, including the requirement to invest at least 70% of its total assets in eligible portfolio companies. In addition, the Company had elected to be treated for federal income tax purposes as a regulated investment company, or RIC, under the Internal Revenue Code of 1986 (the “Code”).

In 2008, the Company changed it business focus and withdrew its election to be treated as a business development company and as a result of its withdrawal of election to be treated as business development company, the Company was no longer qualified to be treated as a RIC. Accordingly, the Company filed the appropriate documentation to withdraw its election to be treated as a RIC.

Currently our headquarters are at 3300 North A Street, Suite 2-210, Midland, Texas 79705 and our telephone number is (432) 682-8373.

Market Opportunity

Many transfer agents have scaled back their operations or simply closed down in response to the credit crunch and the slowdown of the economy during the fiscal year ended December 31, 2008. Many others operate in a difficult and fragmented market and lack the necessary size to efficiently service their clients. In addition, the current regulatory environment favors large and established businesses forcing small transfer agents to review their structure and change their strategies.
Management believes that all these factors will create opportunities for the Company to acquire and or to merge with other transfer agents given the ongoing consolidation in the financial services industry.

Competition

By the 1960’s there were thousands of commercial transfer agents servicing public companies and municipalities. Today, no more than 20 companies dominate the business. More than 90% of all companies “outsource” the transfer agent function to commercial transfer agents. The transfer agent business is highly specialized. Few companies have the necessary expertise to perform the following tasks; transferring stock, escheatment, capital structure changes, employee stock plan and direct purchase plan administration, dividend distributions, dividend reinvestment plan administration, proxy tabulation.
Commercial transfer agents are regulated by the SEC. Agents also have to comply with federal bank, postal and IRS regulations. In addition, each of the states has different abandoned property laws. All of these agencies can fine transfer agents that are not in compliance. Also commercial transfer agents have specialized equipment. The cost of mailing machines, OCR readers, or software can be spread over thousands of accounts. In-house agents may struggle to justify some of these expenses.
Commercial transfer agents assume liability. Commercial transfer agents for the New York and American Stock Exchange companies have to carry transfer agent liability insurance. Also commercial transfer agents provide expert advice providing guidance on new regulations, direct purchase plans, industry innovations, and know the pulse of the industry. Many agents also have a formal client communication program including newsletters and seminars.

Employees

We have three employees that manage our day-to-day investment operations:  Robert H. Cole is serving as our Chief Executive Officer and Chief Financial Officer and Cristiano Germinario is serving as the Company’s Secretary and is providing back-office administrative support under a consultancy agreement.  Leon Urbaitel is serving as the President of My Transfer Agent, LLC.

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

We are in default of the $775,000 note related to the Loan Agreement with Strasbourger, Pearson, Tulcin, Wolff, Incorporated dated March 12, 2006 (“SPTW”) a privately-held NYSE Member Firm, which specializes in convertible securities, and small-cap private placement. The note bears interest at the rate of 8% per annum and is secured by all of the Company’s assets. The note was due on March 12, 2007. As of December 31, 2008, the outstanding principal amount of $250,000, together with accrued interest of $71,108 or a total of $321,108, is due and payable. We have been engaged in discussions with the lenders and at this juncture, we believe to be very close to settling this matter.

Our ability to continue as a “going concern” is uncertain.

Our consolidated financial statements have been presented on the basis that we are a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The independent registered public accounting firm’s report on our consolidated financial statements as of and for the fiscal year ended December 31, 2008 includes an explanatory paragraph that states that we have an accumulated deficit and experienced recurring losses from operations that raise a substantial doubt about our ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have an accumulated deficit of $12,237,547 and $11,556,416 at December 31, 2008 and 2007, respectively. Additionally, for the years ended December 31, 2008 and 2007, we used cash in operations of $115,498 and $30,159, respectively.

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

We are in default in the agreement to acquire MTA and ST.

Pursuant to our agreement to purchase MTA and ST, Phoenix Holding agreed to invest up to $250,000 for software development, promotion, advertising and to assist in funding of the necessary infrastructure for My Transfer Agent, LLC. Furthermore, pursuant to the employment agreement with Leon Urbatel dated October 06, 2008, we are committed to paying Mr. Urbatel a bonus of $25,000 within 10 days from the execution of the agreement. As of March 09, 2009, a balance of $22,500 is still owned by the Company. Since neither payments have been completely satisfied, we are currently in default with the seller of the transfer agency.

We have historically lost money and decreases may continue in the future.

We have historically lost money.  The net loss for 2008 was approximately $681,131 and we expect that future losses are likely to occur.  Accordingly, we may experience significant liquidity and cash flow problems if we are not able to raise additional capital as needed and on acceptable terms.  No assurances can be given that we will be successful in reaching or maintaining profitable operations.

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

We are a Company with a limited operating history.

We have a limited operating history as a transfer agent. We are subject to all of the business risks and uncertainties associated with any new business enterprise, including the risk that we will not achieve our targets and that the value of your investment in us could decline substantially.

Our officers and directors have the ability to exercise significant influence over matters submitted for stockholder approval and their interests may differ from other stockholders.

We have 3 shareholders that own more than a 5% interest and among the three of them, they own approximately 23.60% of the outstanding shares. Our directors and executive officers directly and indirectly own in the aggregate approximately 16.65% of our outstanding shares. Our directors and executive officers, whether acting alone or together, may have significant influence in determining the outcome of any corporate transaction or other matter submitted to our Board for approval, including issuing common and preferred stock, and appointing officers, which could have a material impact on mergers, acquisitions, consolidations and the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control.  The interests of these board members may differ from the interests of the other stockholders.

We may change our business objectives without shareholder approval.

We may make acquisitions without shareholder approval and such acquisitions could adversely affect our stock price, liquidity, and the ability of our shareholders to sell their stock.

Our financial condition and results of operations will depend on our ability to manage our future growth effectively.

We have a limited operating history.  As such, we are subject to the business risks and uncertainties associated with any new business enterprise, including the lack of experience in managing or operating a transfer agent company. Our ability to achieve our targets will depend on our ability to grow, which will depend, in turn, on our ability to identify, analyze, and acquire competitors that meet our investment criteria. Accomplishing this result on a cost-effective basis is largely a function of our management’s structuring of the investment process, its ability to provide competent, attentive and efficient services to customers, and our access to financing on acceptable terms. As we grow, we will need to hire, train, supervise and manage new employees. Failure to manage our future growth effectively could have a material adverse effect on our business, financial condition and results of operations.

We operate in a highly competitive market for investment opportunities.

A large number of entities compete with us. We compete with a large number of private and public transfer agents including financial services companies such as banks. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of funds and access to funding sources that are not available to us. There can be no assurance that the competitive pressures we face will not have a material adverse effect on our business, financial condition and results of operations. Also, as a result of this competition, we may not be able to take advantage of attractive opportunities from time to time, and we can offer no assurance that we will be able to identify and make acquisitions that are consistent with our strategy.

Our business model depends upon the development of strong referral relationships.

If we fail to maintain our relationships with key firms, or if we fail to establish strong referral relationships with other firms, we will not be able to grow our business and achieve our objectives. In addition, persons with whom we have informal relationships are not obligated to provide us with potential clients, and therefore there is no assurance that such relationships will lead to the origination of new revenues.

We may not realize gains from our Current Portfolio.

We invested in debt securities, as well as equity securities. However, the equity interests we received may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our Current Portfolio, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience.

The lack of liquidity in Current Portfolio may adversely affect our business.

As stated above, our current investments are not generally in publicly traded securities. Substantially all of these securities are subject to legal and other restrictions on resale or will otherwise be less liquid than publicly traded securities. The illiquidity of our investments may make it difficult for us to sell such investments if the need arises. Also, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we have previously recorded our investments. We expect that our holdings of equity securities may require several years to appreciate in value, and we can offer no assurance that such appreciation will occur.

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

Regulations governing our operation as a transfer agent company could affect our ability to raise additional capital, which may expose us to risks, including the typical risks associated with leverage.

We will require a substantial amount of capital, which we may acquire from the following sources:

Senior securities and other indebtedness.  We may issue debt securities or preferred stock and/or borrow money from banks or other financial institutions, which we refer to collectively as “senior securities”.  If we issue senior securities, including preferred stock and debt securities, we will be exposed to typical risks associated with leverage, including an increased risk of loss. If we incur leverage to make investments, a decrease in the value of our investments would have a greater negative impact on the value of our common stock. If we issue debt securities or preferred stock, it is likely that such securities will be governed by an indenture or other instrument containing covenants restricting our operating flexibility. In addition, such securities may be rated by rating agencies, and in obtaining a rating for such securities, we may be required to abide by operating and investment guidelines that could further restrict our operating flexibility. Furthermore, any amounts that we use to service our indebtedness would not be available for distributions to our common stockholders.

Common stock.  We may sell the Company's common stock, warrants, options or rights to acquire common stock, at a price below the then-current net asset value of our common stock if our Board of Directors determines that such sale is in our best interest and that of our stockholders, and our stockholders approve such sale.  If we raise additional funds by issuing more common stock or senior securities convertible into, or exchangeable for, our common stock, the percentage ownership of our stockholders at that time would decrease and they may experience dilution.  Moreover, we can offer no assurance that we will be able to issue and sell additional equity securities in the future on favorable terms or at all.

A change in interest rates may adversely affect our profitability.

A portion of our income will depend upon the difference between the rate at which we borrow funds (if we do borrow) and the interest rate on the debt securities in which we invested.  Some of our investments in debt securities are at fixed rates and others at variable rates. We may, but will not be required to, hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts, subject to applicable legal requirements. These activities may limit our ability to participate in the benefits of lower interest rates with respect to the hedged portfolio. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. Also, we have limited experience in entering into hedging transactions, and we will initially have to purchase or develop such expertise.

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

RISKS RELATED TO OUR CURRENT PORTFOLIO

Start-up and micro companies are subject to many risks, including volatility, intense competition, decreasing life cycles and periodic downturns.

Prior to the withdraw to be treated as a business development company, we invested in small and micro companies, some of which may have relatively short operating histories. The revenues, income (or losses) and valuations of start-up and micro companies can and often do fluctuate suddenly and dramatically.

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

We cannot assure you that we will achieve our targets that will allow any specified level of cash distributions or year-to-year increases in cash distributions.

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

We are regulated by the SEC.  In addition, changes in the laws or regulations that govern transfer agents may significantly affect our business.  Any change in the law or regulations that govern our business could have a material effect on us or our operations.  Laws and regulations may be changed from time to time, and the interpretations of the relevant laws and regulations also are subject to change, which may have a material effect on our operations.

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

We may incur significant legal, accounting and other expenses as a result of being listed on the OTCBB. The Sarbanes-Oxley Act of 2002, as well as related rules implemented by the Commission has required changes in corporate governance practices of public companies. We expect that compliance with these laws, rules and regulations, including compliance with Section 404 of the Sarbanes-Oxley Act of 2002, may substantially increase our expenses, including our legal and accounting costs, and make some activities more time-consuming and costly. As a result, there may be a substantial increase in legal, accounting and certain other expenses in the future, which would negatively impact our financial performance and could have a material adverse effect on our results of operations and financial condition.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  DESCRIPTION OF PROPERTY

We do not own any real estate or other physical properties materially important to our operation. Since March 2006, our principal executive offices have been relocated to 3300 North A Street Suite 2-210, which are being provided by our CEO/CFO, Robert Cole, free of charge, on a month to month basis.  In December 2007, we opened a new office located at 61 Broadway, 16th Floor, New York, NY 10006. We pay rent in the amount of $1,500 per month for this space. Our lease will expire on April 30, 2009. Management believes that our offices in Texas and New York are adequate for our operations as presently conducted.

ITEM 3.  LEGAL PROCEEDINGS

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2008.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the OTCBB under the symbol “STIV.”  Following is the range of high and low sales prices on the OTCBB for the common stock for the periods indicated. This chart was based on information obtained from the OTCBB.

	High	Low
Calendar Year 2008
First Quarter	$0.05	$0.03
Second Quarter	$0.09	$0.01
Third Quarter	$0.06	$0.01
Fourth Quarter	$0.03	$0.01

Calendar Year 2007
First Quarter	$0.03	$0.01
Second Quarter	$0.04	$0.01
Third Quarter	$0.05	$0.01
Fourth Quarter	$0.05	$0.01

The last reported price for our common stock on March 02, 2009 was $0.07 per share.

Holders

As of March 02, 2009, we had approximately 700 shareholders of record.

Dividends

We have not paid cash dividends on our common stock and we do not plan to pay cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

On October 08, 2008 the Company issued 13,716,667 restricted common shares with a market value of approximately $164,600 in relation to its acquisition of Stocktransfer.com and My Transfer Agent, LLC. Of the 13,716,667 shares, 9,633,334 shares of common stock were issued to Phoenix Holdings, Inc, and the remaining balance of 4,083,333 shares of common stock were issued to Mr. Urbaitel.

Issuer Purchases of Equity Securities

We have repurchased 20,000 shares of the Company common stock during the fiscal year ended December 31, 2008.

Period	a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

September 29, 2008	20,000	$0.01	20,000	$200

Securities authorized for issuance under equity compensation plans.

On December 10, 2008 the Company issued as compensation a total of 9,500,000 restricted common shares with a market value of approximately $72,000 to R & J Cole, Inc. (8,000,000 common shares), Roger Moreau, (500,000 common shares) and Cristiano Germinario (1,000,000 common shares) for their services as Directors of the Company.

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

Statement of Operations

	Year Ended December 31,
Statement of Operations	2008	2007	2006	2005	2004

Total Income	133,686	186,934	86,707	41,931	94,226
Selling, administrative and general & stock based expenses	338,583	148,585	241,134	865,829	260,821
Net income (loss) before other income (expense)	(204,897)	38,349	(154,427)	(823,898)	(166,595)

Interest expense	52,510	76,697	51,532	22,362	218,072
Net realized unrealized gain (loss)/(Other expense)	(476,234)	(25,127)	(868,480)	219,503	-
Net income (loss)	$(681,131)	$13,222	$(1,022,907)	$(626,757)	$(384,667)

EARNINGS PER COMMON SHARE:

Basic & diluted income (loss) per common share	$(0.01)	$0.00	$(0.04)	$(0.03)	$(2.02)

Balance Sheet

	December 31,
Balance Sheet	2008	2007	2006	2005	2004

Working capital	$(336,326)	$(527,692)	$(1,257,206)	$(827,045)	$(34,891)

Total assets	$1,482,822	$2,155,537	$1,734,537	$2,697,660	$914,162

Long-term debt, capital leases and due to officer	$-	$-	$-	$-	$-

Shareholders’ Equity (Deficit)	$1,097,160	$1,541,904	$335,450	$1,825,465	$(34,891)

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

Overview

Our primarily objective will be to operate and expand internally our transfer agent business. Also we will look to expand our business through acquisitions and/or mergers of our operating subsidiary, My Transfer Agent, LLC with current competitors. We will seek to acquire transfer agents that have been operating for at least one year prior to the date of our acquisition and at the time of our investment have employees, revenues and preferably positive cash flow.

Our secondary objective will be to liquidate our current portfolio maximizing the value for our shareholders. As stated above, our current investments are not generally in publicly traded securities. Substantially all of these securities are subject to legal and other restrictions on resale or will otherwise be less liquid than publicly traded securities. The illiquidity of our investments may make it difficult for us to sell such investments if the need arises. Also, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we have previously recorded our investments. We expect that our holdings of equity securities may require several years to be fully liquidated and we can offer no assurance that such liquidation will occur.

To the extent possible, our loans are collateralized by a security interest in the borrower’s assets or guaranteed by a principal to the transaction. Interest payments, if not deferred, are normally payable quarterly.

Current Portfolio Company	Investment	Cost
Miscor, Ltd	Common Stock	$22,970.00
Strasbourger, Pearson, Tulcin, Wolff, Inc	Common Stock	$275,000.00
Crownbutte Wind Power, Inc	Common Stock	$300,000.00
Western Roses Memorial Park, Inc	Secured Loan	$450,000.00
Health Rush, Inc	Common Stock	$250,000.00
Total		$1,297,970.00

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

Managerial Assistance Fees

As a business development company we were required to offer to make available managerial assistance to our portfolio companies. As of December 31, 2008, we have not received any cash fees for such services.

Results of Operations

Year ended December 31, 2008 compared to year ended December 31, 2007

 Income

For the year ended, December 31, 2008 gross income totaled $133,686 as compared to $186,934 for the year ended December 31, 2007.  During the past year the Company has shifted its focus from a business development company to becoming a transfer agent.  As such, its operations now consist of managing the day by day operations of our subsidiary, as well as, liquidating our current portfolio.  Future revenues are expected to be generated by our subsidiary as well as from the liquidation of our current portfolio.

Expenses

For the year ended December 31, 2008, expenses totaled $338,583 as compared to $148,585 for the year ended December 31, 2007, an increase of 128%.  The increase was a result of less extraordinary income in 2008.  Taking out extraordinary income for both years, expenses decreased $16,473 to $396,256.  Professional fees and consulting services required to operate the Company caused the increase in expenses in 2007.

Net Income (Loss)before other income (expenses)

The company’s net loss before other income (expenses) totaled $204,897 as compared to income of $38,349, respectively for the years ended December 31, 2008 and 2007.  This loss is primarily due to increased professional fees and less extraordinary items in 2008 as compared to 2007.

Net Realized Gains/Losses

The Company had net realized gain for the year ended December 31, 2008 of $50,349 as compared to a gain of $225,427 in 2007.  The Company sold some performing investments in both 2008 and 2007 that created the realized gain.

Net Unrealized Depreciation on Investments

Net unrealized losses were $526,583 for the year ended December 31, 2008 as compared to losses of $250,554 for the year ended December 31, 2007, primarily as a result of decreases in the value of the Company’s portfolio investments.

Year ended December 31, 2007 compared to year ended December 31, 2006

Income

Income for the years ended December 31, 2007 and 2006 were $186,934 and $86,707, respectively.  During these years the Company shifted its focus to becoming an investment company.  As such, its operations consisted of making investments in small, developing businesses.  In 2008, the Company renounced it's existence as an investment company.  Future revenues are expected to be generated through our subsidiary and the liquidation of our investments.

Expenses

For the year ended December 31, 2007, general and administrative expenses were $243,776 as compared to $142,177 for the year ended December 31, 2006, an increase of 71%.  The increase was a result of increased operating expenses due to the ramp up of the Company's investments in other developing companies and developing markets.

Net Income (Loss) before other income (expense)

The Company’s net income before other income (expense) totaled $38,349 for the year ended December 31, 2007.  This compared to a net loss before income (expense) of $154,427 for the year ended December 31, 2006.  This income in 2007 was primarily due to the extraordinary income caused by the write down of accounts payable.

Net Unrealized Depreciation on Investments

Net unrealized losses were $250,554 in the year ended December 31, 2007 as compared to an unrealized loss of $590,524 for the year ended December 31, 2006, primarily as a result of the write down of company investments in both 2007 and 2006.

Liquidity and Capital Resources

During the fiscal year ended December 31, 2008, the Company funded its requirements for working capital primarily through the sale of investments.

For the year ended December 31, 2008, net cash used in operating activities was $115,498, which was primarily attributable to a net loss of $681,131 and a net change in unrealized depreciation of $526,583.  This compares to net cash used in operating activities of $30,159 for the year ended December 31, 2007.  The primary difference was the increase in unrealized depreciation and the reduction of extraordinary income in 2008.

Net cash received from investments was $272,353 for the year ended December 31, 2008 as compared to net cash paid for investments of $600,000 for the year ended December 31, 2007.

For the year ended December 31, 2008, net cash used in financing activities was $202,127 which was attributable to loans repaid of $201,913 and repurchased shares of $214.  This compares to $666,986 provided by financing activities in 2007.

The Company anticipates a significant increase in capital expenditures subject to obtaining additional financing, of which there can be no assurance.  The Company’s capital requirements depend on numerous factors, including market acceptance of the Company’s investment ability to obtain additional financing, technological developments, capital expenditures and other factors. The Company has an immediate need for additional financing to continue operations.  The Company is seeking to obtain additional capital through the sale of its securities and loans.  If the Company does not receive additional financing, the Company will be required to cease operations. If the Company obtains additional financing, of which there can be no assurance, the Company may sell its equity securities.  The sale of additional equity or convertible debt securities could result in additional dilution to stockholders. There can be no assurance that financing will be available in the required amounts or on terms acceptable to the Company, if at all.

Off-Balance Sheet Arrangements

At December 31, 2008, the Company did not have any off-balance sheet liabilities or other contractual obligations that are reasonably likely to have a current or future material effect on our financial condition.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Smaller reporting companies. A smaller reporting company, as defined by Rule 229.10(f)(1), is not required to provide the information required by this Item.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      Larry O'Donnell, CPA, P.C.
            Telephone (303) 745-4545                                                                                              2228 South Fraser Street
            Fax (303) 369-9384                                                                                                                                 Unit I
            Email larryodonnellcpa@msn.com                                                                                   Aurora, Colorado    80014
            www.larryodonnellcpa.com

Report of Independent Registered Public Accounting Firm

To the Board of Directors
StarInvest Group, Inc.
Midland, Texas

I have audited the accompanying balance sheets of StarInvest Group, Inc. including the schedule of investments as of December 31, 2008 and 2007, and the related statements of operations, stockholders’equity and cash flows for the years ended December 31, 2008, 2007 and 2006. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of StarInvest Group, Inc. as of December 31, 2008 and 2007, and the results of its operations and cash flows for the years ended December 31, 2008, 2007 and 2006 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit of $12,237,547 at December 31, 2008. Additionally, for the year ended December 31, 2008, the Company used cash in operations of $115,498. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Larry O’Donnell, CPA, P.C.
February 23, 2009

STARINVEST GROUP, INC.
BALANCE SHEET
AS OF DECEMBER 31, 2008 & 2007

	2008	2007
ASSETS	(audited)	(audited)
Current Assets
Cash	$7,936	$53,208
Receivable, deposits and other	1,553	7,735
Computers and software (net)	14,847	-
Total current assets	24,336	60,943

Investments and loans (cost of $1,297,970 & $2,118,174)	1,282,525	2,094,594
Website and oranization costs (net)	111,361	-
Goodwill	64,600	-

Total assets	$1,482,822	$2,155,537

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses	$19,239	$45,297
	-	-
Loans payable	341,423	543,336

Total current liabilities	360,662	588,633

Obligation to repurchase shares	25,000	25,000

Stockholders' equity
Common stock, $.001 par value, 900,000,000 shares
authorized; 91,875,714 and 68,679,047 shares issued
and outstanding, respectively	91,876	68,679
Additional paid-in-capital	13,242,831	13,029,641
Treasury stock	-	-
Accumulated deficit	(12,237,547)	(11,556,416)

Total stockholders' equity	1,097,160	1,541,904

Total liabilities and stockholders' equity	$1,482,822	$2,155,537

STARINVEST GROUP, INC.
STATEMENT OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31,

	2008	2007	2006
Operations:

Interest	$69,506	$151,934	$30,707
Consulting income	64,180	35,000	56,000

Total Income	133,686	186,934	86,707

Expenses:
General and administrative	120,560	243,776	142,177
Professional Fees	223,186	92,256	88,319
Other (Income) expense	(57,673)	(264,144)	(40,894)
Interest Expense	52,510	76,697	51,532

Total expenses	338,583	148,585	241,134

Net Income (Loss) before other income (expenses)	(204,897)	38,349	(154,427)

Net Realized and Unrealized Gains (Losses):
Net realized gains (losses)	50,349	225,427	(277,956)
Net change in unrealized depreciation	(526,583)	(250,554)	(590,524)

Total net realized and unrealized losses	(476,234)	(25,127)	(868,480)

Net income (loss)	$(681,131)	$13,222	$(1,022,907)

Basic & diluted earnings (loss) per common share	$(0.01)	$0.00	$(0.04)

Weighted average shares outstanding - basic & diluted	72,408,306	52,707,483	27,931,122

STARINVEST GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31,

	2008	2007	2006

Cash flows from operating activities:
Net income (loss)	$(681,131)	$13,222	$(1,022,907)

Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	2,777	-	-
Net unrealized loss in investments	526,583	250,554	590,524
Interest expense	45,000	76,697	-
Consulting income	-	(35,000)	(56,000)
Non-cash professional fees	72,000	-	-
Interest income	(60,851)	(151,934)	-
Extraordinary income	(57,673)	(264,144)	(40,894)
(Increase) decrease in receivable	6,182	100,000	(100,500)
Changes in assets and liabilites
(Increase) decrease in assets:
Decrease in other assets	-	-	26,207
Other investments	-	(24,491)	-
Increase (decrease) in liabilities:
Non-cash decrease in accounts payable	57,673	264,144	-
Accounts payable and accrued expenses	(26,058)	(259,207)	(75,662)

Total adjustments	565,633	(43,381)	343,675

Net cash used in operating activities	(115,498)	(30,159)	(679,232)

Cash flows used by investing activities
Net cash (paid for) received from investments	272,353	(600,000)	(281,104)

Cash flows from financing activities
Net proceeds from (repayments) of loans	(201,913)	(526,247)	721,192
Debt converted to shares	-	266,633	-
Payment to repurchase shares	(214)	-	(64,761)
Proceeds from issuance of common stock	-	926,600	320,136

Net cash provided by (used in) financing activities	(202,127)	666,986	976,567

Net increase (decrease) in cash	(45,272)	36,827	16,231

Cash, beginning of period	53,208	16,381	150

Cash, end of period	7,936	53,208	$16,381

STARINVEST GROUP, INC.
STOCKHOLDERS' EQUITY
AS OF DECEMBER 31, 2008 & 2007
				Stock
	Common Stock		Additional	Subscription	Treasury	Accumulated
	Shares	Amount	Paid In Capital	Receivable	Stock	Deficit	Total

Beginning Balance, January 1, 2007	27,592,971	27,593	12,445,014	(180,000)	(387,519)	(11,569,638)	335,450

Issuance of common stock for cash	32,233,334	32,233	894,367	-	-	-	926,600

Debt converted to shares	8,897,742	8,898	257,734	-	-	-	266,632

Net repurchase and retiring of shares	(45,000)	(45)	(567,474)	180,000	387,519	-	-

Net loss	-	-	-	-	-	13,222	13,222

Balance, December 31, 2007	68,679,047	68,679	13,029,641	-	-	(11,556,416)	1,541,904

Issuance of common stock for Professional Fees	9,500,000	9,500	62,500	-	-	-	72,000

Issuance of common stock for Acquisition	13,716,667	13,717	150,883	-	-	-	164,600

Net repurchase and retiring of shares	(20,000)	(20)	(193)	-	-	-	(213)

Net loss	-	-	-	-	-	(681,131)	(681,131)

Balance, December 31, 2008	91,875,714	91,876	13,242,831	-	-	(12,237,547)	1,097,160

STARINVEST GROUP, INC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008

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

In 2008, the Company changed it business focus and withdrew its election to be treated as a business development company and as a result its withdrawal of election to be treated as business development company, the Company was no longer qualified to be treated as a RIC.

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

Property and Equipment

Property and equipment are stated at cost.  Depreciation is being provided on the modified accelerated cost recovery system over the estimated useful lives of the assets (generally three to ten years).

Loss per Common Share

The Company complies with SFAS No. 128, “Earnings per Share”.  SFAS No. 128 requires dual presentation of basic and diluted earnings per share for all periods presented.  Basic earnings per share excludes dilution and is computed by dividing loss applicable to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.  Since there are no outstanding options, convertible debentures or preferred stock there is no difference between basic and diluted calculations.

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

Recently Issued Accounting Pronouncements

In December 2007, the FASB issued FASB Statement No. 160 “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51”  (“SFAS No. 160”), which causes noncontrolling interests in subsidiaries to be included in the equity section of the balance sheet.  SFAS No. 160 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented.  The Company will adopt this standard at the beginning of the Company’s fiscal year ending December 31, 2008 for all prospective business acquisitions.  The Company has not determined the effect that the adoption of SFAS No. 160 will have on the financial results of the Company.

In March 2008, the Financial Accounting Standards board (FASB) issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (SFAS 161).  SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008.  SFAS 161 requires enhanced disclosures about Fund’s derivative and hedging activities.  Management is currently evaluating the impact the adoption of SFAS 161 will have on the Fund’s financial statement disclosures.

The FASB has revised SFAS No. 141.  This revised statement establishes uniform treatment for all acquisitions.  It defines the acquiring company.  The statement further requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquired at the acquisition date, measured at their fair market values as of that date.  It requires the acquirer in a business combination achieved in stages to recognize the identifiable assets and liabilities, as well as the non-controlling interest in the acquired, at the full amounts of their fair values. This changes the way that minority interest is recorded and modified as a parent’s interest in a subsidiary changes over time.  This statement also makes corresponding significant amendments to other standards that related to business combinations, namely, 109, 142 and various EITF’s.  This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The Company believes the implementation of this standard will have no effect on our financial statements.

In May 2008, FASB issued SFAS 162, “The Hierarchy of Generally Accepted Accounting Principles”. Effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Board does not expect that this Statement will result in a change in current practice. However, transition provisions have been provided in the unusual circumstance that the application of the provisions of this Statement results in a change in practice. The Company believes the implementation of this standard will have no effect on our financial statements.

In May, 2008 FASB issued SFAS 163.  This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. Those clarifications will increase comparability in financial reporting of financial guarantee insurance contracts by insurance enterprises. This Statement requires expanded disclosures about financial guarantee insurance contracts. The Company believes the implementation of this standard will have no effect on our financial statements.

NOTE 2 - GOING CONCERN

The accompanying consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has an accumulated deficit of $12,237,547 at December 31, 2008.  Additionally, for the year ended December 31, 2008, the Company had  net cash used by operating activities of $115,498.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management is taking steps to address this situation.  The Company is in the process of implementing its new business plan by working on the marketing of its subsidiary My Transfer Agent, LLC and liquidating its current investment holdings as soon as practicable.

Management expects operations to generate negative cash flow at least through December 2009 and the Company does not have existing capital resources or credit lines available that are sufficient to fund operations and capital requirements as presently planned over the next twelve months.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to further implement its business plan.  The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.  Management believes that the actions presently being taken to further implement its business plan and generate additional revenues provide the opportunity for the Company to continue as a going concern.  Management intends to attempt to raise additional funds by way of a public or private offering.  While the Company believes in its ability to raise additional funds, there can be no assurances to that effect.

NOTE 3 - INCOME TAXES

Current income taxes are computed at statutory rates on pretax income.  Deferred taxes would be recorded based on differences in financial statements and taxable income.  At December 31, 2008, the Company had elected to carry forward net operating losses for federal and state income tax purposes of approximately $6,856,000 that are available to reduce future taxable income through 2021.  As utilization of such operating losses for tax purposes is not assured, the deferred tax asset has been fully reserved through the recording of a 100% valuation allowance.  These operating losses may be limited to the extent an “ownership change”, as defined under section 382 of the Internal Revenue Code, occurs.  The provision (benefit) for income taxes differs from the amounts computed by applying the statutory Federal income tax rate of 35% to income (loss) before provision for income taxes is as follows:

	2008	2007
Tax benefit computed at statutory rates	$(238,400)	$(417,370)
State income tax benefit (net of Federal Tax)	(34,100)	(58,000)
Permanent differences	125,000	125,000
Income tax benefit not utilized	147,500	350,370
Net income tax benefit	$-	$-

The components of the deferred tax asset as of December 31, 2008 are as follows:

	2008	2007
Deferred Tax Asset:
Net Operating Loss Carryforward	$2,742,500	$2,471,500
Accrued compensation	-	-
	2,742,500	2,471,500
Less: Valuation Allowance	(2,742,500)	(2,471,500)
Net Deferred Tax Asset	$-	$-

NOTE 4 – LOANS PAYABLE

		2008	2007
Current loans payable with an aggregate principal of $775,000, due May 10, 2007, principal and interest at 8% per annum, interest paid quarterly. Accrued interest on these loans at December 31, 2008 is approximately $71,108. These loans are unsecured.		321,108	510,938

Related parties notes payable, due immediately, no interest accruing. These notes are unsecured.		20,315	32,398
	Totals	$341,423	$543,336

NOTE 5 - COMMITMENTS AND CONTINGENCIES

Employment Agreements

The Company has a contract with Robert H. Cole to serve as its CEO/CFO.  This contract, modified on December 31, 2008, agrees to pay Mr. Cole $7,500 per month until December 31, 2009. The Company has a contract with Mr. Cristiano Germinario to serve as consultant of the Company.  He has been serving in this capacity since April 1, 2006 and continues to serve in this position.  Under its consulting agreement with Mr. Germinario the Company was paying $3,500 per month up to January 2007, but it has been raised to $5,000 per month starting in February 2007.  This contract expires in March 2009.  All contracts can be extended from year to year.

Litigation

There are no lawsuits that we are aware of as of March 09, 2009.

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

Stock Sold

During the year ended December 31, 2007, the Company sold 32,243,334 shares of its common stock under a Regulation D offering for a total of $967,300.  No shares were sold in 2008.

Stock Options

As of December 31, 2008 there were no outstanding options.  No warrants or options were granted in 2007.

NOTE 7 - SUBSEQUENT EVENTS

On February 05, 2009, the Company resolved to be in principal desirous to acquire 100% ownership of EXX.com, LLC a company specialized in providing connectivity and software solutions to small and medium sized stock brokerage, arbitrage, investment banking firms, and Hedge Funds in major American markets and with it principal place of business at 70 Hill Top Road, Suite 1004, Ramsey, NJ 07446 through the issuance of restricted shares of the common stock of StarInvest Group, Inc.

NOTE 8 - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted net income per share for the years ended December 31, 2008 and 2007:

	Year ended December 31, 2008	Year ended December 31, 2007
Numerator for basic and diluted income (loss) per share	$(681,131)	$13,222

Denominator for basic and diluted weighted average shares	72,408,306	52,707,483

Basic and diluted net income (loss) per common share	$(0.01)	$0.00

NOTE 9 - OTHER INCOME

Other income includes primarily extraordinary income (relief of debt) due to the write down of accounts payable in 2007 and 2008.  The Company does not ordinarily write down payables, thus the one large tax payable and smaller trade payables were considered extraordinary.

NOTE 10 - FINANCIAL HIGHLIGHTS

Statement of Operations Data:	For the Year Ended December 31, 2008	For the Year Ended December 31, 2007
Total Income	$133,686	$186,934
Total Expenses	338,583	148,585
Net Income (Loss) before other income (expense)	(204,897)	38,349
Net Realized and Unrealized (Losses) Gains	(476,234)	(25,127)
Net Income (Loss)	(681,131)	13,222

Per Share Data:
Net Income (Loss) per Share	$(0.01)	$0.00

Balance Sheet Data:
Total Assets	$1,482,822	$2,155,537
Borrowings Outstanding	341,423	543,336
Shareholders’ Equity	1,097,160	1,541,904

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements on accounting or financial disclosure with Larry O’Donnell, CPA, the Company’s independent public accounting firm during the fiscal year ended December 31, 2008.

ITEM 9A(T).  CONTROLS AND PROCEDURES.

a) Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

         Our Chief Executive Officer and Chief Financial Officer is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

         Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. Furthermore, smaller reporting companies face additional limitations. Smaller reporting companies employ fewer individuals and find it difficult to properly segregate duties. Often, one or two individuals control every aspect of the Company's operation and are in a position to override any system of internal control. Additionally, smaller reporting companies tend to utilize general accounting software packages that lack a rigorous set of software controls.

b) Changes in Internal Control over Financial Reporting.

During the Quarter ended December 30, 2008, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

LACK OF INDEPENDENT BOARD OF DIRECTORS AND AUDIT COMMITTEE

Management is aware that an audit committee composed of the requisite number of independent members along with a qualified financial expert has not yet been established.  Considering the costs associated with procuring and providing the infrastructure to support an independent audit committee and the limited number of transactions, Management has concluded that the risks associated with the lack of an independent audit committee are not justified.  Management will periodically reevaluate this situation.

LACK OF SEGREGATION OF DUTIES

Management is aware that there is a lack of segregation of duties at the Company due to the small number of employees dealing with general administrative and financial matters. However, at this time management has decided that considering the abilities of the employees now involved and the control procedures in place, the risks associated with such lack of segregation are low and the potential benefits of adding employees to clearly segregate duties do not justify the substantial expenses associated with such increases.  Management will periodically reevaluate this situation

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information concerning our directors and executive officers:

Name	Age	Position
Robert H. Cole	65	Chief Executive, Chief Financial Officer and Director

Cristiano Germinario	37	Secretary and Director

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

Meetings and Committees of the Board of Directors

During the fiscal year ended December 31, 2008, our Board of Directors held one meeting, but took numerous actions by unanimous consent. We currently do not have an independent director or any committee of the Board.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock.  Such persons are required by SEC regulations to furnish us with copies of all Section 16(a) report which they file.  Based upon our review of the Forms 3, 4 and 5 submitted by these reporting persons, during the fiscal year ended December 31, 2008, New Canaan Investment Partners, LLC and David Cohen, did not file Form 3s timely to disclose the acquisition of the shares of the Company’s common stock reported herein. Also Robert H. Cole, Roger Moreau, and Cristiano Germinario did not file Form 4 timely to disclose their new position of the shares of the Company’s common stock reported herein

Code of Ethics

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

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth information regarding compensation earned in or with respect to each of our last three completed fiscal years by:

•	each person who served as our chief executive officer in 2008;

•	each person who served as our chief financial officer in 2008; and

•
our three most highly compensated executive officers, other than our chief executive officer and our chief financial officer, who were serving as executive officers at the end of 2008 and, were compensated in excess of $100,000.

We refer to these officers collectively as our named executive officers.

Summary Compensation Table

Name and principal position	Year	Salary	Bonus	Stock awards	Option awards	Nonequity incentive plan compensation	Nonqualified deferred compensation earnings	All other compensation	Total
		($)	($)	($)	($)	($)	($)	($)	($)
Robert H. Cole(1)	2008 2007 2006 2005	30,000 27,500(2) 0 0	0 0 0 0	60,000 0 0 0	0 0 0 0	0 0 0 0	0 0 0 0	0 0 0 0	90,000 27,500 0 0

1.	Robert H. Cole became our Chief Executive Officer and Chief Financial Officer on May 10, 2006 and served with no salary.
2.	In 2007 beginning in February, R& J Cole, Inc was paid $2,500 per month for the services of Robert H. Cole.
Beginning in January 2009, the Company agreed to pay R & J Cole, Inc. $7,500 per month pursuant to an employment agreement between the Company, and Robert H. Cole, President of R&J Cole, Inc.

Employment Agreements – The Company has a contract with R & J Cole, Inc. This contract, which commenced on May 10, 2006 and expires on December 31, 2008, agrees to pay Mr. Cole $2,500 per month to serve as the Chief Executive Officer and Chief Financial Officer of the Company. The Company has agreed to modify this contract on January 01, 2009 and agreed to pay R& J Cole, Inc $7,500 per month until December 31, 2009.

The Company has a contract with Mr. Cristiano Germinario to serve as consultant of the Company.  He has been serving in this capacity since April 1, 2006 and continues to serve in this position.  Under its consulting agreement with Mr. Germinario the Company was paying $3,500 per month up to January 2007, but it has been raised to $5,000 per month starting in February 2007.  This contract expires in March 2009.  All contracts can be extended from year to year.

The Company has a contract with Mr. Leon Urbaitel to serve as CEO of My Transfer Agent, LLC, a wholly owned subsidiary of Starinvest.  He has been serving in this capacity since October 20, 2008 and continues to serve in this position.  Under this contract with Mr. Urbaitel, the Company is paying $5,000 per month. This contract expires in October 2009 and can be extended from year to year. The Company owes Mr. Urbaitel a balance of $22,500 for the payment of the $25,000 cash bonus related to his employment agreement dated October 06, 2008.

Outstanding Equity Awards

As of December 31, 2008, none of our directors or executive officers held unexercised options, stock that had not vested, or equity incentive plan awards. No stock options or stock appreciation rights were granted to any of our directors or executive officers during the period from the date of our incorporation through December 31, 2008.

Other Compensation

We have no pension, health, annuity, bonus, insurance, equity incentive, non-equity incentive, stock options, profit sharing or similar benefit plans.

Director Compensation

The following table sets forth information concerning compensation paid to or earned by our directors during 2008 under contractual agreements or other, arrangements.

Name (a)	Year	Fees earned or paid in cash ($) (b)	Stock Awards ($) (c)	Option Awards ($) (d)	Non-equity incentive plan compensation ($) (e)	Nonqualified deferred compensation earnings ($) (f)	All other compensation ($) (g)	Total ($) (h)
Robert H. Cole	2008	0	60,000	0	0	0	30,000	90,000
Roger Moreau	2008	0	3,750	0	0	0	0	3,750
Cristiano Germinario	2008	0	7,500	0	0	0	60,000	67,500

[On December 10, 2008 the Company issued as compensation a total of 9,500,000 restricted common shares to R & J Cole, Inc. (8,000,000), Roger Moreau, (500,000) and Cristiano Germinario (1,000,000) for their services as Directors of the Company.]

Mr. Moreau resigned as a director on March 2, 2009.

Summary of Director Compensation

During the fiscal year ended December 31, 2008, compensation has been paid in form of restricted common shares of the Company to our directors in consideration for their services rendered in their capacity as directors. (Please see above table.)

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table lists, as of March 3, 2009, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 91,875,714 shares of our common stock issued and outstanding as of March 3, 2009. We have no warrants, options or other securities exercisable for or convertible into shares of our common stock.

Except as indicated by footnote, and subject to community property laws where applicable, to our knowledge, each person listed is believed to have sole voting and investment power with respect to all shares of common stock owned by such person.

Name of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned	Percent of Common Stock Beneficially Owned
Beneficial Owners of 5%
New Canaan Investment Partners LLC 62 Main St. New Canaan, CT 06840-4748	8,210,750	8.94%
David Cohen 1800 Rockaway Ave. Hewlett, NY 11557-1665	7,466,666	8.13%
Ronald Moschetta 345 Blackheath Road Lido Beach,, NY 11561	6,000,000	6.53%
TOTAL Beneficial Owner of 5%	21,677,416	23.60%

Security Ownership of Management
Robert H. Cole(1) 5102 Los Alamitos Ct. Midland, Texas 79705	10,211,667	11.12%
Cristiano Germinario 198 Arlington Avenue Jersey City, New Jersey 07305	1,000,000	1.09%
Leon Urbaitel 33 North Avenue, APT 12 Burlington, VT 05401	4,083,333	4.44%
All directors and executive officers as a group (three people)	15,295,000	16.65%

(1) Robert H. Cole directly owns 295,000 common shares. Also Mr. Cole owns 50% of R&J Cole, Inc the general partner and owner of 1% of Reese-Cole Partnership Ltd,  that directly owns 1,666,667 common shares. In addition, Mr. Cole is acting as the custodian for his son Mr. David R. Cole, who directly owns 250,000 common shares. R&J Cole, Inc. owns 8,000,000 common shares.

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

The Company has an employment agreement with Robert H. Cole, President of R & J Cole, Inc. dated May 10, 2006. Pursuant to the terms of the agreement, the Company agreed to pay Mr. Cole $2,500 per month to serve as the Chief Executive Officer and Chief Financial Officer of the Company. On December 31, 2008, the Company agreed to modify the 2009 employment contract to raise the pay for Robert H. Cole to $7,500 per month until December 31, 2009.

In addition, the Company has a consultant agreement with Cristiano Germinario, our Secretary and a director, to serve as consultant of the Company.  He has been serving in this capacity since April 1, 2006 and continues to serve in this position. Under its consulting agreement with Mr. Germinario, the Company was paying $3,500 per month up to January 2007, but it has been raised to $5,000 per month starting in February 2007. This agreement expires in March 2009 but can be extended from year to year.

Currently, we utilize space in Midland, Texas that is provided to us without charge by Mr. Robert Cole, our Chief Executive Officer and Chief Financial Officer and a director.  MTA is currently subletting an office space at 61 Broadway, Suite 1630, New York, NY 10006.

 ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

From April 2005 to present, our principal independent accountant has been Larry O'Donnell, CPA, P.C. Their pre-approved fees billed to the Company are summarized below:

	Fiscal year ending December 31, 2008	Fiscal year ending December 31, 2007
Audit Fees	5,000	5,000
Audit Related Fees
Tax Fees
All Other Fees

(1) AUDIT FEES

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s Form 10-Q (17 CFR 249.308a) or 10-QSB (17 CFR 249.308b) or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was $5,000 for the fiscal year ended December 31, 2007 and $5,000 for the fiscal year ended December 31, 2008.

(2) AUDIT-RELATED FEES

No fees were billed in each of the last two fiscal years for assurance and related services by the principal accountant related to the performance of the audit or review of the Company’s financial statements.

(3) TAX FEES

No fees were billed for each of the fiscal years ended December 31, 2007 and 2008 for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning.

(4) ALL OTHER FEES

No fees billed were bill for each of the fiscal years ended December 31, 2007 and 2008 for professional services rendered by the principal accountant for any other services.

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

STARINVEST GROUP, INC.

By:                      /s/ Robert H. Cole
Name:                      Robert H. Cole
Title:                      Chief Executive Officer, Chief FinancialOfficer and Director
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

Signatures                                                                Title

By:         /s/ Robert H. Cole                                                  Chief Executive Officer, Chief Financial Officer and Director
Robert H. Cole
Date:      March 09, 2009

By:         /s/ Cristiano Germinario                                        Secretary and Director
Cristiano Germinario
Date:      March 09, 2009

EXHIBIT 31.1
CERTIFICATION OF
PRINCIPAL EXECUTIVE AND FINANCIAL OFFICER
PURSUANT TO SECTION 302(a) OF THE SARBANES-OXLEY ACT OF 2002

I, Robert H. Cole, the Chief Executive Officer, Chief Financial Officer and Director of StarInvest Group, Inc. (“StarInvest”), certify that:

1.           I have reviewed this Annual Report on Form 10-K of StarInvest for the fiscal year ended December 31, 2008;

2.           Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.           Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of StarInvest as of, and for, the periods presented in this report;

4.           As StarInvest’s certifying officer, I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for StarInvest and have:

a.                 Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to StarInvest, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b.                 Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c.                 Evaluated the effectiveness of StarInvest’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d.                 Disclosed in this report any change in StarInvest’s internal control over financial reporting that occurred during StarInvest’s most recent fiscal quarter (StarInvest’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, StarInvest’s internal control over financial reporting; and

5.           As StarInvest’s certifying officer, I have disclosed, based on our most recent evaluation of internal control over financial reporting, to StarInvest’s auditors and the audit committee of StarInvest’s board of directors (or persons performing the equivalent functions):

a.                 All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect StarInvest’s ability to record, process, summarize and report financial information; and

b.                 Any fraud, whether or not material, that involves management or other employees who have a significant role in StarInvest’s internal control over financial reporting.

 Date: March 09, 2009
STARINVEST GROUP, INC.

                                                     By:           /s/ Robert H. Cole
Name:      Robert H. Cole
Title:        Chief Executive Officer, Chief Financial Officer and Director
  (Principal Executive and Financial Officer)

EXHIBIT 32.1
CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Robert H. Cole, the Chief Executive Officer, Chief Financial Officer, and Director of StarInvest, Inc. (the “Company”), certifies, under the standards set forth and solely for the purposes of 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to his knowledge, the Annual Report on Form 10-K of the Company for the fiscal year ended December 31, 2008, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and information contained in that Form 10-K fairly presents, in all material respects, the financial condition and results of operations of the Company.

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

 Date: March 09, 2009
STARINVEST GROUP, INC.

                                                                            By:          /s/ Robert H. Cole
Name:     Robert H. Cole
Title:       Chief Executive Officer, Chief Financial Officer and Director
 (Principal Executive and Financial Officer)

A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.