Form 10-Q
period 2009-03-31
STARINVEST GROUP, INC.
filed 2009-05-13
CIK 810270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF
THE SECURITIES AND EXCHANGE ACT OF 1934

For the period ended March 31, 2009

Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________to ______________

COMMISSION FILE NUMBER: 000-18049

StarInvest Group, Inc.
----------------------------------------------------------------------
(Exact name of registrant as specified in its charter)

           Nevada                                                          91-1317131
---------------------------------------------                                    -----------------------------------
(State or other jurisdiction of incorporation or organization)        (IRS Employer Identification Number)

3300 North A Street Suite 2-210 Midland, Texas (Address of principal executive offices)	79705 (Zip Code)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as the latest practicable date: There were 90,854,104 shares of the Registrant's common stock issued and outstanding as of May 13, 2009
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  [  ]  No [ X ]

                                                                 StarInvest Group, Inc.

FORM 10-Q

QUARTERLY PERIOD ENDED March 31, 2009

Item 1 - Financial Statements

STARINVEST GROUP, INC.
BALANCE SHEET
AS OF MARCH 31, 2009 & DECEMBER 31, 2008

	2009	2008
ASSETS	(unaudited)	(audited)
Current Assets
Cash	$24,128	$7,936
Receivable, deposits and other	332	1,553
Computers and software (net)	13,536	14,847
Total current assets	37,996	24,336

Investments and loans (cost of $1,174,999 & $1,297,970)	1,269,618	1,282,525
Website and organization costs (net)	110,635	111,361
Goodwill	64,600	64,600

Total assets	$1,482,849	$1,482,822

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses	$17,174	$19,239
Loans payable	430,582	341,423
Total current liabilities	447,756	360,662

Obligation to repurchase shares	25,000	25,000

Stockholders' equity
Common stock, $.001 par value, 900,000,000 shares
authorized; 90,854,104 and 91,875,714 shares issued
and outstanding, respectively	90,854	91,876
Additional paid-in-capital	13,274,167	13,242,831
Accumulated deficit	(12,354,928)	(12,237,547)
Total stockholders' equity	1,010,093	1,097,160

Total liabilities and stockholders' equity	$1,482,849	$1,482,822

STARINVEST GROUP, INC.
STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2009

	2009	2008
	(unaudited)	(unaudited)
Income
Interest	$11,250	$9,124
Stock transfer income	923	-
Consulting income	-	30,000
Total income	12,173	39,124

Expenses:
General and administrative	81,123	36,028
Professional Fees	48,323	56,690
Interest Expense	9,508	16,881
Total expenses	138,954	109,599

Loss before other income (expenses)	(126,781)	(70,475)

Net Realized and Unrealized Gains (Losses):
Net realized gains	9,399	34,152
Net unrealized loss	-	(158,705)
Total net gains (losses)	9,399	(124,553)

Net loss	$(117,382)	$(195,028)

Basic earnings (loss) per common share	$(0.00)	$(0.00)
Diluted earnings (loss) per common share	$(0.00)	$(0.00)
Weighted average common shares outstanding - basic	90,854,104	68,679,047
Weighted average common shares outstanding - diluted	91,354,104	68,679,047

STARINVEST GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2009

	2009	2008

Cash flows from operating activities:
Net loss	$(117,382)	$(195,028)

Adjustments to reconcile net loss to net
cash used in operating activities:
Net unrealized (gain) loss in investments	-	158,705
Depreciation and amortization	3,238	-
Interest expense	9,474	16,875
Interest income	(11,250)	(9,020)
Changes in assets and liabilites
(Increase) decrease in assets:
Decrease in receivable	1,221	7,735
Other assets	(1,201)	-
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	(2,065)	19,639
Total adjustments	(583)	193,934

Net cash used in operating activities	(117,965)	(1,094)

Cash flows from investing activities
Net cash (paid for) received from investments	34,157	(7,726)
Net cash provided by (used in) investing activities	34,157	(7,726)

Cash flows from financing activities
Net proceeds from loans	100,000	-
Net cash provided by financing activities	100,000	-

Net increase (decrease) in cash	16,192	(8,820)

Cash, beginning of period	7,936	53,208

Cash, end of period	24,128	44,388

STARINVEST GROUP, INC.
STATEMENT OF INVESTMENTS
March 31, 2009

Portfolio Company	Business Description	Value -03/31/09	# Of Shares	Cost	Value	Status

Western Roses	Cemetery		N/A	$450,000	$571,250	Private

Health Rush	Fast Food	$ 0.50	500,000	$250,000	$250,000	Private

Crownbutte Wind Power, Inc.	Alternative Energy	$ 0.55	315,215	$199,999	$173,368	CBWP.PK

Strasbourger Pearson Tulcin Wolff	Finance	$ 0.50	550,000	$275,000	$275,000	Private

Total				$1,174,999	$1,269,618

Notes to the Financial Statements March 31, 2009

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

The accompanying financial statements have been prepared by StarInvest Group, Inc. ("STIV" or the "Company") without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2009, and the results of operations and cash flows for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These financial statements should be read in conjunction with the audited financial statements and related notes and schedules included in the Company's 2008 Annual Report filed on Form 10-K dated December 31, 2008. The results of operations for the periods ended March 31, 2009 and 2008 are not necessarily indicative of the operating results for the full years.

StarInvest Group, Inc. is an operating company providing Transfer Agent Services to public and private U.S. companies. The Company is currently offering its services through its subsidiaries My Transfer Agent, LLC and StockTransfer.com.

My Transfer Agent (“MTA”) provides "turn-key" solutions of transfer agent, legal, EDGAR and other related services to public and private companies. MTA serves as Transfer Agent performing the functions of original issue, cancellation and reissuance of stock certificates. MTA is committed to delivering a complete package of products and services focused on today's technology but never losing sight that service is the first priority.

Stock Transfer.com (“ST”) is an agent’s resource information providing the latest information about the stock transfer industry and providing consulting services for public and private companies. StockTransfer.com consolidates industry specific information to educate, inform and assist companies with finding information about being or going public. The site is also used as a vehicle to educate shareholders about their investments and give them access to services and professionals who can assist them.

The Company is also retaining a portion of its portfolio focused in a wide variety of different sectors including but not limited to alternative resources, technology, biotech, insurance, and services. As of March 31, 2009, we have invested approximately $1,174,999 in 4 portfolio companies.

NOTE 2 - INVESTMENTS

As of March 31, 2009, the Company has made 4 investments in target companies that total approximately $1,174,999 in funded capital with a current valuation of $1,269,618.  Our investment portfolio consists of the following:

Portfolio Company	Description	Value
Health Rush, Inc	Loan	250,000
Crownbutte Wind Power, Inc	Equity	173,368
Strasbourger, Pearson, Tulcin Wolff, Inc	Loan	275,000
Western Roses	Loan	571,250

Total		$1,269,618

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

NOTE 3 - EQUITY TRANSACTIONS

None.

NOTE 4 - LOANS PAYABLE

	March 31, 2009	December 31, 2008

Loan payable, principal and interest at 8% per annum
due May 12, 2007. Past due $250,000 loan
Accrued interest on this loan
is $ 80,482.88	$ 330,483	$341,423

Current loans payable	$ 100,099	-

Totals	$ 430,582	$341,423

NOTE 5 – CURRENT QUARTER EVENTS

On March 2, 2009, the Board of Directors of StarInvest Group, Inc. received the resignations of Roger Moreau as Director of the Company.  Mr. Moreau served on the Company’s Board of Directors since December 21, 2006.  The resignation became effective on March 3, 2009.

On March 31, 2009, the Company announced that it has entered into a Share Exchange Agreement with EXX.COM ("EXX"). Pursuant to the terms of the Agreement, StarInvest agreed to acquire 100% of the issued and outstanding shares of common stock of EXX, in exchange for the issuance of 82,000,000 common shares of StarInvest. The acquisition is scheduled to close before June 30, 2009, and it is subject to the satisfaction of a number of conditions as set forth in the Share Exchange Agreement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As used in this Form 10-Q, references to the "Company," “STIV”, "we," “our” or "us" refer to StarInvest Group, Inc. unless the context otherwise indicates.

Forward-Looking Statements

This Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our industry, our beliefs, and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” and “estimates” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. Important assumptions include our ability to originate new loans and investments, certain margins and levels of profitability and the availability of additional capital. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Form 10-Q should not be regarded as a representation by us that our plans and objectives will be achieved. In addition, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission on March 9, 2009, which could materially affect our business, financial condition or future results.  These risks are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.  Our actual results may differ significantly from the results projected in the forward-looking statements.   We assume no obligation to update forward-looking statements, except as otherwise required under the applicable federal securities laws.

Business Overview

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

The Company is also retaining a portion of its portfolio focused in a wide variety of different sectors including but not limited to alternative resources, technology, biotech, insurance, and services.  As of March 31, 2009, we have invested approximately $1,174,999 in 4 companies.

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

Recent Activities

We have three employees that manage our day-to-day investment operations:  Robert H. Cole is serving as our Chief Executive Officer and Chief Financial Officer and Cristiano Germinario is serving as the Company’s Secretary and is providing back-office administrative support under a consultancy agreement.  Leon Urbaitel is serving as the President of My Transfer Agent, LLC.

On March 2, 2009, the Board of Directors of StarInvest Group, Inc. received the resignations of Roger Moreau as Director of the Company.  Mr. Moreau served on the Company’s Board of Directors since December 21, 2006.  The resignation became effective on March 3, 2009.

On March 31, 2009, the Company announced that it has entered into a Share Exchange Agreement with EXX.COM ("EXX"). Pursuant to the terms of the Agreement, StarInvest agreed to acquire 100% of the issued and outstanding shares of common stock of EXX, in exchange for the issuance of 82,000,000 common shares of StarInvest. The acquisition is scheduled to close before June 30, 2009, and it is subject to the satisfaction of a number of conditions as set forth in the Share Exchange Agreement.

Results Of Operations

 Income

For the three months ended March 31, 2009 gross income totaled $12,173 as compared to $39,124 for the three months ended March 31, 2008. The primary difference was $30,000 in consulting income for the three months ended March 31, 2008.

 Expenses

For the three months ended March 31, 2009 expenses totaled $138,954 as compared to $109,599 for the three months ended March 31, 2008.  This increase in expenses is due to higher operating costs due to its new subsidiary MTA.

Net Loss

The Company’s net loss totaled $117,382 and $195,028, respectively for the three months ended March 31, 2009 and 2008.  This decrease in loss is primarily due to the $158,705 in unrealized depreciation for the period ended March 31, 2008.

Net Realized Gains

The Company had a net realized gain of $9,399 for the three months ended March 31, 2009 as compared to a $34,152 realized gain for the three months ended March 31, 2008.  The net realized gain is due to the sale of common shares of Miscor Group, Ltd and Crownbutte in open market transactions.

Net Unrealized Depreciation

There were no unrealized gains or losses for the three months ended March 31, 2009 as compared to Net unrealized losses of $158,705 for the three months ended March 31, 2008.  The unrealized losses represent a lower market valuation for some of our portfolio companies.

Net Loss

During the three months ended March 31, 2009, the Company had a net loss of $117,382 as compared to a net loss of $195,028 during the same quarter of 2008.  The net loss in the three months ended March 31, 2009 resulted from gross income of 12,173, a realized gain of $9,399,  and expenses of $138,954.

Liquidity And Capital Resources

For the three months ended March 31, 2009, net cash used by operating activities was $117,965 compared to $1,094 used by operating activities for the three months ended March 31, 2008.  The current three month’s usage was due to the net loss of $117,382, interest expense of $9,474, interest income of $11,250, depreciation and amortization of $3,238 and a decrease in accounts payable and accrued expenses of $2,065.  In the corresponding period of 2008, cash was used primarily for the net loss of $195,028 and provided by the unrealized loss of $158,705, interest expense of $16,875 and an increase to accounts payable and accrued expenses of $19,639.

For the three months ended March 31, 2009, there was $34,157 in cash provided by investing activities as compared to net cash used by investing activities of $7,726 for the three months ended March 31, 2008.  In 2009, the Company sold shares of two investments on the open market.

For the three months ended March 31, 2009, there was $100,000 provided by financing activities through the proceeds of loans.  For the comparable three month period ending March 31, 2008, there was no cash used or provided by financing activities.  In 2008, the Company was changing from an Investment Company to a Holding Company.

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

Contractual Obligations

The following table summarizes our outstanding contractual obligations as of March 31, 2009

Contractual obligations	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
[Long-Term Debt Obligations]	430,582	430,582	0	0	0
[Capital Lease Obligations]	0	0	0	0	0
[Operating Lease Obligations]	0	0	0	0	0
[Purchase Obligations]	25,000	25,000	0	0	0
[Other Long-Term Liabilities Reflected on the Registrant's Balance Sheet under GAAP]	0	0	0	0	0
Total	455,582	455,582	0	0	0

OFF BALANCE SHEET ARRANGEMENTS

None.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A smaller reporting company, as defined by Item 10 of Regulation S-K,  is not required to provide the information required by this Item.

ITEM 4(T).  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the United States Securities and Exchange Commission. Our principal executive officer and principal financial and accounting officers have reviewed the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13(a)-15(e) and 15(d)-15(e)) within the end of the period covered by this Quarterly Report on Form 10-Q and have concluded that the disclosure controls and procedures are effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the last day they were evaluated by our principal executive officer and principal financial and accounting officers.

Changes in Internal Controls over Financial Reporting

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

Item 1.A    RISK FACTORS

A smaller reporting company, as defined by Item 10 of Regulation S-K, is not required to provide the information required by this item.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

On March 19, 2009 the Company raised $100,000 through the sale of 100,000 Units of Convertible Loans of StarInvest Group, Inc. Each Unit consists of one Senior Convertible Debenture, one Warrant entitling the undersigned to purchase one share of common stock for $0.30, one Warrant entitling the undersigned to purchase one share of common stock for $0.45, and one Warrant entitling the undersigned to purchase one share of common stock for $0.60.The offering is exempted from the registration requirements of the Securities Act of 1933, as amended, pursuant to Regulation D promulgated thereunder. The proceeds were used for working capital and general corporate purposes.

ITEM 3. Defaults Upon Senior Securities

We are currently in default on the 8% Note that was due on May 12, 2007. The note is collateralized by all the assets of the company. As of March 31, 2009, the past due principal amount on the loan was $250,000 out of the original principal amount of $775,000. Accrued and unpaid interest on this loan is $80,483. On May 8, 2008, we made a $70,000 payment to lower our outstanding obligations.

ITEM 4. Submission of Matters to Vote of Security Holders

None.

ITEM 5. Other Information

None.

ITEM 6. Exhibits and Reports on Form 8-K

None.

(a) Exhibits

Exhibit No.                                          Description
    ------                                                  -----------

 31.1         Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

 32.1         Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE PAGE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 13, 2009

 /s/ Robert H. Cole
-------------------------
Robert H. Cole
Chief Executive Officer and Chief Financial Officer
(Principal Executive, Financial and Accounting Officer)

Exhibit 31.1

CERTIFICATION PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Robert H. Cole, Chief Executive Officer and Chief Financial Officer of StarInvest Group, Inc. (the “Company”) certify that:

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

c. Evaluated the effectiveness of the Company's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d. Disclosed in this report any change in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter (the Company's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting; and

5. The Company's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Company's auditors and the audit committee of the Company's board of directors (or persons performing the equivalent functions):

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

Date: May 13, 2009

/s/ Robert H. Cole
Robert H. Cole
Chief Executive Officer and Chief Financial Officer
(Principal Executive, Financial and Accounting Officer)

Exhibit 32.1

CERTIFICATION PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350, as adopted), Robert H. Cole, Chief Executive Officer and Chief Financial Officer of StarInvest Group, Inc. (the "Company"), hereby certifies that, to the best of his knowledge:

1. The Quarterly Report on Form 10-Q of the Company for the fiscal quarter ended March 31, 2009 (the Report) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: May 13, 2009

/s/ Robert H. Cole
Robert H. Cole
Chief Executive Officer
Chief Financial Officer
(Principal Executive, Financial and Accounting Officer)