Form 10-Q
period 2009-06-30
STARINVEST GROUP, INC.
filed 2009-08-14
CIK 810270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF
THE SECURITIES AND EXCHANGE ACT OF 1934

For the period ended June 30, 2009

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

State the number of shares outstanding of each of the issuer's classes of common equity, as the latest practicable date: There were 90,854,104 shares of the Registrant's common stock issued and outstanding as of August 14, 2009
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  [  ]  No [ X ]

StarInvest Group, Inc.

FORM 10-Q

QUARTERLY PERIOD ENDED June 30, 2009

Item 1 - Financial Statements

STARINVEST GROUP, INC.
BALANCE SHEET
AS OF JUNE 30, 2009 & DECEMBER 31, 2008

	2009	2008
ASSETS	(unaudited)	(audited)
Current Assets
Cash	$20,461	$7,936
Receivable, deposits and other	4,827	1,553
Computers and software (net)	12,225	14,847
Total current assets	37,513	24,336

Investments and loans (cost of $1,174,999 & $1,297,970)	1,280,868	1,282,525
Website and organization costs (net)	108,695	111,361
Goodwill	64,600	64,600

Total assets	$1,491,676	$1,482,822

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses	$34,139	$19,239
Loans payable	490,769	341,423
Total current liabilities	524,908	360,662

Obligation to repurchase shares	25,000	25,000

Stockholders' equity
Common stock, $.001 par value, 900,000,000 shares
authorized; 90,854,104 and 91,875,714 shares issued
and outstanding, respectively	90,854	91,876
Additional paid-in-capital	13,274,167	13,242,831
Accumulated deficit	(12,423,253)	(12,237,547)
Total stockholders' equity	941,768	1,097,160

Total liabilities and stockholders' equity	$1,491,676	$1,482,822

STARINVEST GROUP, INC.
STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30,

	2009	2008
	(unaudited)	(unaudited)
Income
Interest	$11,250	$30,043
Stock transfer income	7,287	-
Consulting income	4,866	20,000
Total income	23,403	50,043
Cost of goods sold	541	-
Gross Profit	22,862	50,043
Expenses:
General and administrative	71,813	29,271
Professional Fees	9,187	44,239
Interest Expense	10,187	10,235
Total expenses	91,187	83,745

Loss before other income (expenses)	(68,325)	(33,702)
Other income	-	53,440
Net Realized and Unrealized Gains (Losses):
Net realized gains	-	150,833
Net unrealized loss	-	(436,952)
Total net gains (losses)	-	(286,119)

Net loss	$(68,325)	$(266,381)

Basic earnings (loss) per common share	$(0.00)	$(0.00)
Diluted earnings (loss) per common share	$(0.00)	$(0.00)
Weighted average common shares outstanding - basic	90,854,104	68,679,047
Weighted average common shares outstanding - diluted	91,942,016	68,679,047

STARINVEST GROUP, INC.
STATEMENT OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30,

	2009	2008
	(unaudited)	(unaudited)
Income
Interest	$22,500	$39,167
Stock transfer income	8,210	-
Consulting income	4,866	50,000
Total income	35,576	89,167
Cost of goods sold	541	-
Gross Profit	35,035	89,167

Expenses:
General and administrative	152,936	73,093
Professional Fees	57,510	100,929
Interest Expense	19,695	27,116
Total expenses	230,141	201,138

Loss before other income (expenses)	(195,106)	(111,971)
Other income	-	57,673
Net Realized and Unrealized Gains (Losses):
Net realized gains	9,399	184,985
Net unrealized loss	-	(595,657)
Total net gains (losses)	9,399	(410,672)

Net loss	$(185,707)	$(464,970)

Basic earnings (loss) per common share	$(0.00)	$(0.01)
Diluted earnings (loss) per common share	$(0.00)	$(0.01)
Weighted average common shares outstanding - basic	90,854,104	68,679,047
Weighted average common shares outstanding - diluted	91,898,303	68,679,047

STARINVEST GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30,

	2009	2008

Cash flows from operating activities:
Net loss	$(185,707)	$(464,970)

Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	6,488	-
Interest expense	19,695	27,116
Interest income	(22,500)	(39,167)
Changes in assets and liabilites
(Increase) decrease in assets:
(Increase) decrease in receivable	(3,274)	7,735
Other assets	(1,201)	-
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	14,900	(26,004)
Total adjustments	14,108	(30,320)

Net cash used in operating activities	(171,599)	(495,290)

Cash flows from investing activities
Net cash received from investments	34,124	703,045
Net cash provided by investing activities	34,124	703,045

Cash flows from financing activities
Net proceeds from (repayments of) loans	150,000	(244,332)
Net cash provided (used) by financing activities	150,000	(244,332)

Net increase (decrease) in cash	12,525	(36,577)

Cash, beginning of period	7,936	53,208

Cash, end of period	20,461	16,631

STARINVEST GROUP, INC.
STATEMENT OF INVESTMENTS
June 30, 2009

Portfolio Company	Business Description	Value -06/30/09	# Of Shares	Cost	Value	Status

Western Roses	Cemetery	$582,500	Loan	$450,000	582,500	Private

Health Rush	Fast Food	$ 0.50	500,000	$250,000	$250,000	Private

Crownbutte Wind Power, Inc.	Alternative Energy	$ 0.55	315,215	$199,999	$173,368	CBWP.PK

Strasbourger Pearson Tulcin Wolff	Finance	$ 0.50	550,000	$275,000	$275,000	Private

Total				$1,174,999	$1,280,868

Notes to the Financial Statements June 30, 2009

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

The accompanying financial statements have been prepared by StarInvest Group, Inc. ("STIV" or the "Company") without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position as of June 30, 2009, and the results of operations and cash flows for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These financial statements should be read in conjunction with the audited financial statements and related notes and schedules included in the Company's 2008 Annual Report filed on Form 10-K dated December 31, 2008. The results of operations for the periods ended June 30, 2009 and 2008 are not necessarily indicative of the operating results for the full years.

StarInvest owns and operates one subsidiary: My Transfer Agent, LLC ("MTA"), a stock transfer agency.

My Transfer Agent
MTA's seasoned management has been working for over 30 years with large established corporations as well as small emerging businesses, coupling today's technology with a personal touch, offering the convenience of 24/7 online access through the security of a Full Web Encryption, as well as, a qualified and professional customer service. A full menu of financial services to MTA (www.mytransferagent.com) customers creates a long term partnership with its clients.

The Company is also retaining a portion of its portfolio focused in a wide variety of different sectors including but not limited to alternative resources, technology, biotech, insurance, and services. As of June 30, 2009, we have invested approximately $1,174,999 in 4 portfolio companies.

NOTE 2 - INVESTMENTS

As of June 30, 2009, the Company has retained a portfolio of 4 investments for a total of approximately $1,174,999 in funded capital and with a current valuation of $ 1,280,868.  Our investment portfolio consists of the following:

Portfolio Company	Description	Value
Health Rush, Inc	Loan	250,000
Crownbutte Wind Power, Inc	Equity	173,368
Strasbourger, Pearson, Tulcin Wolff, Inc	Loan	275,000
Western Roses	Loan	582,500
Total		$1,280,868

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

NOTE 3 - EQUITY TRANSACTIONS

None.

NOTE 4 - LOANS PAYABLE

	June 30, 2008	December 31, 2008

Loan payable, principal and interest at 8% per annum
due May 12, 2007. Past due $250,000 loan
Accrued interest on this loan is $ 89,858	339,858	341,423

Convertible Notes for 2nd qtr $150,000
Accrued interest on this note is $911.00	150,911	-

Total current loans payable	490,769	341,423

NOTE 5 – CURRENT QUARTER EVENTS

On June 02, 2009, the Company announced the signing of a Letter of Intent ("LOI") to acquire all the outstanding shares of common stock of Todd & Company, Inc. ("Todd"), a FINRA SPIC Broker Dealer established in 1979 and located at 777 Terrace Avenue, Suite 503 Hasbrouck Heights, NJ 07604.
As per the terms of the LOI, StarInvest has agreed to acquire all the outstanding shares of common stock of Todd for $100,000 convertible note maturing in 13 months, immediately convertible at $.03 per share into restricted common stock of the Company, and 5 (Five) year warrants immediately exercisable at $.10 per share for an aggregate of 1,000,000 restricted shares of common stock of the Company. The acquisition is expected to close by the end of the 3rd quarter 2009.

On June 24, 2009, the Company announced that it has signed a Letter of Intent to acquire Florida Atlantic Stock Transfer (FAST). FAST is a long standing stock transfer agent with a solid customer base, and represents a new exciting development in our strategy to become the leading financial services company in the small cap market. The Company believes that its ability to vertically integrate the customers of FAST into its full service transfer agent model will dramatically expand recurring revenue, thus adding value for our shareholders. Currently, the Company is re-negotiating the terms of the deal and performing further due diligence. The Company does not have an expected closing date and at this juncture can not guarantee that the transaction will close as per the terms of the Letter of Intent dated June 24, 2009.

On June 16, 2009 StarInvest Group, Inc. announced that its Board of Directors has approved a new plan to repurchase, from time to time, in the open market up to 5,000,000 shares of the Company's common stock. The timing and extent of the purchases will depend on market conditions.

Notwithstanding the Company's earlier disclosure that the transaction with EXX had been consummated, due to the inability of the Company and EXX to obtain the requisite financial information the parties mutually agreed to postpone the closing of the transaction until said financials are received. Accordingly, the 82 million shares which were previously reported as being issued were returned to the Company and the principals of EXX relinquished all right, title and interest in and with respect to said shares until the closing has actually occurred, which shall only be when the financials are obtained.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As used in this Form 10-Q, references to the "Company," “STIV”, "we," “our” or "us" refer to StarInvest Group, Inc. unless the context otherwise indicates.

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our industry, our beliefs, and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” and “estimates” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. Important assumptions include our ability to originate new loans and investments, certain margins and levels of profitability and the availability of additional capital. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Form 10-Q should not be regarded as a representation by us that our plans and objectives will be achieved. In addition, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008, which could materially affect our business, financial condition or future results.  These risks are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.  Our actual results may differ significantly from the results projected in the forward-looking statements.   We assume no obligation to update forward-looking statements, except as otherwise required under the applicable federal securities laws.

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

INCOME TAXES

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We regularly review our deferred tax assets for recoverability and establish a valuation allowance based upon historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. As of June 30, 2009, we estimated the allowance on net deferred tax assets to be one hundred percent of the net deferred tax assets.

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

OUR STRATEGY

In 2008, the Company changed business focus and withdrew its election to be treated as a business development company and as a result became an operating company with the ultimate goal to become a full service financial firm providing Transfer Agent, Edgar filings services, Brokering, and Trading Solutions to domestic and international companies.
 The Company is currently offering its services through its subsidiary My Transfer Agent.

The recent signing of the Letter of Intent ("LOI") to acquire all the outstanding shares of common stock of Todd & Company, Inc. represents a step forward in the implementation of our long term strategy to become a full service financial firm able to offer a recurring revenue model by servicing new and existing brokerage firms, hedge funds, trading firms, or individuals from one single source.

RESULTS OF OPERATIONS

 Income

For the three months ended June 30, 2009 gross income totaled $23,403 as compared to $50,043 for the three months ended June 30, 2008. The primary difference was higher interest income in the comparable 2008 period.  For the six months ended June 30, 2009 gross income totaled $35,576 as compared to $89,167 for the six months ended June 30, 2008.  Gross income is down due to $50,000 less consulting income in 2009 as compared to 2008 due to discontinued operations in China.

 Expenses

For the three months ended June 30, 2009 expenses totaled $91,187 as compared to $83,745 for the three months ended June 30, 2008.  This increase in expenses is due to higher operating costs due to its new subsidiary MTA.  For the six months ended June 30, 2009 expenses totaled $230,141 as compared to $201,138 for the six months ended June 30, 2008.

 Loss before other income

The Company’s loss before other income totaled $68,325 and $33,702, respectively for the three months ended June 30, 2009 and 2008.  This increase in loss is primarily due to less consulting and interest income as compared to the period ended June 30, 2008.  The Company's loss before other income totaled $195,106 and $111,971, respectively for the six months ended June 30, 2009 and 2008.  This six month increase in loss is primarily due to less income and more expenses due to the newly acquired company in the current period as compared to the period ended June 30, 2008.

Net Realized Gains

The Company had a net realized gain of $9,399 for the six months ended June 30, 2009 as compared to a $184,985 realized gain for the six months ended June 30, 2008.

Net Unrealized Depreciation

There were no unrealized gains or losses for the three and six months ended June 30, 2009 as compared to Net unrealized losses of $436,952 for the three months and $595,657 for the six months ended June 30, 2008.  The unrealized losses represent a lower market valuation for some of the Company's portfolio companies.

Net Loss

The Company’s net loss totaled $68,325 and $266,381, respectively for the three months ended June 30, 2009 and 2008.  This decrease in loss is primarily due to the $436,952 in unrealized loss for the period ended June 30, 2008.  The Company's net loss totaled $185,707 and $464,970, respectively for the six months ended June 30, 2009 and 2008.  This six month decrease in loss is primarily due to the $410,672 in net losses for the period ended June 30, 2008

LIQUIDITY AND CAPITAL RESOURCES

For the six months ended June 30, 2009, net cash used by operating activities was $171,599 compared to $495,290 used by operating activities for the six months ended June 30, 2008.  The current six month’s usage was due to the net loss of $185,707, interest expense of $19,695, interest income of $22,500, depreciation and amortization of $6,488 and an increase in accounts payable and accrued expenses of $14,900.  In the corresponding period of 2008, cash was used primarily by the net loss of $464,970 and provided by interest expense of $27,116 and a decrease to accounts payable and accrued expenses of $26,004.

For the six months ended June 30, 2009, there was $34,124 in cash provided by investing activities as compared to $703,045 of cash provided by investing activities for the six months ended June 30, 2008.  In 2008, the Company sold shares of two investments on the open market and had large amounts of unrealized losses.

For the six months ended June 30, 2009, there was $150,000 provided by financing activities through the proceeds of loans.  For the comparable six month period ending June 30, 2008, there was $244,332 in cash used by financing activities primarily to paydown loans.

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

CONTRACTUAL OBLIGATIONS

The following table summarizes our outstanding contractual obligations as of June 30, 2009

	Payments due by period
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
[Long-Term Debt Obligations]	524,908	524,908
[Capital Lease Obligations]
[Operating Lease Obligations]
[Purchase Obligations]	25,000	25,000
[Other Long-Term Liabilities Reflected on the Registrant's Balance Sheet under GAAP]
Total	549,908	549,908

OFF BALANCE SHEET ARRANGEMENTS

None.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Smaller reporting companies. A smaller reporting company, as defined by Rule 229.10(f)(1), is not required to provide the information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

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

b) Changes in Internal Control over Financial Reporting.

During the Quarter ended June 30, 2009, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1.A                      RISK FACTORS

There are no material changes from the risk factors previously disclosed in the Company’s Annual Report for the year ended December 31, 2008 filed March 09, 2009.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

On March 19, 2009 the Company raised $100,000 through the sale of 100,000 Units of Convertible Loans and on June 15, 2009 raised $50,000 through the sale of 50,000 Units of Convertible Loans of StarInvest Group, Inc. for a total of $150,000. Each Unit consists of one Senior Convertible Debenture, one Warrant entitling the undersigned to purchase one share of common stock for $0.30, one Warrant entitling the undersigned to purchase one share of common stock for $0.45, and one Warrant entitling the undersigned to purchase one share of common stock for $0.60. The offering is exempted from the registration requirements of the Securities Act of 1933, as amended, pursuant to Regulation D promulgated thereunder. The proceeds were used for working capital and general corporate purposes.

ITEM 3. Defaults Upon Senior Securities

We are currently in default on the 8% Notes that were due on May 12, 2007. The notes are collateralized by all the assets of the Company. The current past due amount of these notes is $250,000 out of the original principal amount of $775,000. Accrued and unpaid interest on this loan is $89,858. We are accruing interest and we have not received any further communication from said creditors.

ITEM 4. Submission of Matters to Vote of Security Holders

None.

ITEM 5. Other Information

Notwithstanding the Company's earlier disclosure that the transaction with EXX had been consummated, due to the inability of the Company and EXX to obtain the requisite financial information the parties mutually agreed to postpone the closing of the transaction until said financials are received. Accordingly, the 82 million shares which were previously reported as being issued were returned to the Company and the principals of EXX relinquished all right, title and interest in and with respect to said shares until the closing as actually occurred, which shall only be when the financials are obtained.

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

Date: August 14, 2009

/s/ Robert H. Cole
-------------------------
Robert H. Cole
Chief Executive Officer