Form 10-Q
period 2009-09-30
STARINVEST GROUP, INC.
filed 2009-11-13
CIK 810270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF
THE SECURITIES AND EXCHANGE ACT OF 1934

For the period ended September 30, 2009

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
              (State of other jurisdiction of  Identification)                                                                                                            (IRS Employer incorporation or organization)

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

Large accelerated filer                                                                                                                          Accelerated filer

Non-accelerated filer       (Do not check if a smaller reporting company)        Smaller reporting company     X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                                                                                                           Yes                       No      X

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
                                                                                                                           Yes        X                         No

State the number of shares outstanding of each of the issuer's classes of common equity, as the latest practicable date:

There were 172,854,104 shares of the Registrant's common stock issued and outstanding as of November 13, 2009

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  [  ]  No [ X ]

StarInvest Group, Inc.

FORM 10-Q

QUARTERLY PERIOD ENDED:  SEPTEMBER 30, 2009

Item 1 - Financial Statements

STARINVEST GROUP, INC.
BALANCE SHEET
AS OF SEPTEMBER 30, 2009 & DECEMBER 31, 2008

	2009	2008
ASSETS	(unaudited)	(audited)
Current Assets
Cash	$10,935	$7,936
Receivable, deposits and other	313,520	1,553
Computers and software (net)	10,914	14,847
Total current assets	335,369	24,336

Investments and loans (cost of $899,999 & $1,297,970)	960,380	1,282,525
Website and organization costs (net)	106,755	111,361
Goodwill	64,600	64,600

Total assets	$1,467,104	$1,482,822

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses	$51,230	$19,239
Loans payable	938,148	341,423
Total current liabilities	989,378	360,662

Obligation to repurchase shares	25,000	25,000

Stockholders' equity
Common stock, $.001 par value, 900,000,000 shares
authorized; 90,854,104 and 91,875,714 shares
issued and outstanding, respectively	90,854	91,876
Additional paid-in-capital	13,274,167	13,242,831
Accumulated deficit	(12,912,295)	(12,237,547)
Total stockholders' equity	452,726	1,097,160

Total liabilities and stockholders' equity	$1,467,104	$1,482,822

STARINVEST GROUP, INC.
STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30,

	2009	2008
	(unaudited)	(unaudited)
Income
Interest	$11,250	$19,032
Stock transfer income	11,375	-
Consulting income	3,532	-
Total income	26,157	19,032
Cost of goods sold	4,422	-
Gross Profit	21,735	19,032
Expenses:
General and administrative	79,000	28,055
Professional Fees	88,385	2,500
Interest Expense	11,653	15,960
Total expenses	179,038	46,515

Loss before other income (expenses)	(157,303)	(27,483)

Net Realized and Unrealized Gains (Losses):
Net realized gain (loss) on investments	-	(79,237)
Net unrealized gain (loss) on investments	(331,739)	71,583
Total net gains (losses)	(331,739)	(7,654)

Net loss	$(489,042)	$(35,137)

Basic earnings (loss) per common share	$(0.01)	$(0.00)
Diluted earnings (loss) per common share	$(0.01)	$(0.00)
Weighted average common shares outstanding - basic	90,854,104	68,679,047
Weighted average common shares outstanding - diluted	93,822,875	68,679,047

STARINVEST GROUP, INC.
STATEMENT OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30,

	2009	2008
	(unaudited)	(unaudited)
Income
Interest	$33,750	$58,199
Stock transfer income	19,585	-
Consulting income	8,398	50,000
Total income	61,733	108,199
Cost of goods sold	4,963	-
Gross Profit	56,770	108,199

Expenses:
General and administrative	231,936	110,290
Professional Fees	145,895	36,615
Interest Expense	31,348	43,075
Total expenses	409,179	189,980

Loss before other income (expenses)	(352,409)	(81,781)

Net Realized and Unrealized Gains (Losses):
Net realized gains on investments	9,399	105,748
Net unrealized loss on investments	(331,739)	(524,074)
Total net gains (losses)	(322,340)	(418,326)

Net loss	$(674,749)	$(500,107)

Basic earnings (loss) per common share	$(0.01)	$(0.01)
Diluted earnings (loss) per common share	$(0.01)	$(0.01)
Weighted average common shares outstanding - basic	90,854,104	68,679,047
Weighted average common shares outstanding - diluted	92,546,877	68,679,047

STARINVEST GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30,

	2009	2008

Cash flows from operating activities:
Net loss	$(674,749)	$(500,107)

Adjustments to reconcile net loss to net
cash used in operating activities:
Net unrealized loss in investments	331,739	524,074
Depreciation and amortization	9,739	-
Interest expense	31,348	35,625
Interest income	(33,750)	(49,601)
Changes in assets and liabilities
(Increase) decrease in assets:
(Increase) decrease in receivable and prepaid expenses	(311,967)	(22,010)
Other assets	(1,201)	-
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	31,991	(43,931)
Total adjustments	57,899	444,157

Net cash used in operating activities	(616,850)	(55,950)

Cash flows from investing activities
Net cash received from investments	30,934	276,176
Net cash provided by investing activities	30,934	276,176

Cash flows from financing activities
Net proceeds from (repayments of) loans	588,915	(231,603)
Payment to repurchase shares	-	(214)
Net cash provided (used) by financing activities	588,915	(231,817)

Net increase (decrease) in cash	2,999	(11,591)

Cash, beginning of period	7,936	53,208

Cash, end of period	$10,935	$41,617

STARINVEST GROUP, INC.
STATEMENT OF INVESTMENTS
September 30, 2009

Portfolio Company	Business Description	Value -09/30/09	# Of Shares	Cost	Value	Status

Western Roses	Cemetery	$593,750	Loan	$450,000	593,750	Private

Health Rush	Fast Food	$ 0.50	500,000	$250,000	$250,000	Private

Crownbutte Wind Power, Inc.	Alternative Energy	$ 0.55	315,215	$199,999	$116,630	CBWP.PK

*Total				$899,999	$960,380

Western Roses (“WR”) is a cemetery in West Texas. The investment in WR is currently in default. WR is a full service cemetery facility with huge opportunities due to its strategic geographical position between Midland and Odessa (Texas).  WR is still looking for the last tranche of financing to become fully operational. This would call for an additional investment of $500,000.
Currently STIV plans to lead the effort to foreclose on the facility and either ramp up operations or look to sell the facility to recover the original investment plus all accrued interest.

Health Rush is looking for funding to open its first location. A long and sophisticated taste testing and research program have produced a very attractive and alternative menu to today's fast foods with a strong marketing focused on health and organic food. The management of HealthRush is a savvy group focused on bring this concept to market.  The capital raising effort has been a challenge, but the company continues to market its concept looking for capital.

Crownbutte Wind Power Inc is a publicly traded company under the symbol of CBWP.  The company maintains a portfolio of wind parks in various stages of development. The US energy policy talks very positively about alternative energy in the US.  Politicians have been somehow ineffective in developing an energy policy that produced true incentives for investors to fund Wind Park projects. CBWP is located in wind rich North Dakota with capacity and transmission access to the electric grid.  Although the company is looking for funding for both operational and project development STIV management believes that wind power is still a very attractive sector and CBWP will have the potential to become an alternative utility once the political process  supports a true alternative energy program.

* SPTW withdrew its FINRA registration triggering the write-off of the entire investment during the 3rd quarter.  Even though the investment in SPTW has been written off, it has played a vital role in creating the EXX.com opportunity for our Company.

Notes to the Financial Statements September 30, 2009

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

The accompanying financial statements have been prepared by StarInvest Group, Inc. ("STIV" or the "Company") without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2009, and the results of operations and cash flows for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These financial statements should be read in conjunction with the audited financial statements and related notes and schedules included in the Company's 2008 Annual Report filed on Form 10-K dated December 31, 2008. The results of operations for the periods ended September 30, 2009 and 2008 are not necessarily indicative of the operating results for the full years.

As of September 30, 2009, the Company owned and operated one subsidiary: My Transfer Agent, LLC ("MTA"), a stock transfer agency.

My Transfer Agent
MTA's seasoned management has been working for over 30 years with large established corporations as well as small emerging businesses, coupling today's technology with a personal touch, offering the convenience of 24/7 online access through the security of Full Web Encryption, as well as qualified and professional customer service. A full menu of financial services provided to MTA (www.mytransferagent.com) customers creates a long term partnership with its clients.

The Company is also retaining a portion of its portfolio focused in a wide variety of different sectors including but not limited to alternative resources, biotech, and services. As of September 30, 2009, we have invested approximately $899,999 in 3 portfolio companies.

NOTE 2 - INVESTMENTS

As of September 30, 2009, the Company has retained a portfolio of 3 investments for a total of approximately $899,999 in funded capital and with a current valuation of $ 960,380.  Our investment portfolio consists of the following:

Portfolio Company	Description	Value
Health Rush, Inc	Loan	250,000
Crownbutte Wind Power, Inc	Equity	116,630
Western Roses	Loan	593,750

Total		$960,380

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

NOTE 3 - EQUITY TRANSACTIONS

None.

NOTE 4 - LOANS PAYABLE
                                                                                             September 30, 2009                December 31, 2008

Loan payable, principal and interest at 8% per annum
due May 12, 2007.  Past due $250,000 loan
Accrued interest on this loan is $ 99,233                      $ 349,233                                             $ 341,423

Convertible Notes for nine months $588,915
Accrued interest on this note is $3,199.                       $  588,915                                                  $     -0-
                                                                                               ------------                                                ----------

Total current loans payable                                                $ 938,148                                                $ 341,423

NOTE 5 – CURRENT QUARTER EVENTS

On August 21, 2009 the Company announced that it has terminated acquisition talks with Florida Atlantic Stock Transfer, Inc., a Tamarac, Florida based securities transfer agency by failing to meet certain terms of a Letter of Intent issued June 16, 2009 under which Starinvest, Inc. proposed to acquire all of the outstanding capital stock of Florida Atlantic Stock Transfer, Inc.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As used in this Form 10-Q, references to the "Company," “STIV”, "we," “our” or "us" refer to StarInvest Group, Inc., a Nevada corporation, unless the context otherwise indicates.

MATTER OF FORWARD-LOOKING STATEMENTS

THIS FORM 10-Q CONTAINS "FORWARD-LOOKING STATEMENTS" THAT CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING WORDS SUCH AS "BELIEVES," "EXPECTS," "MAY," "WILL," "SHOULD," OR "ANTICIPATES," OR THE NEGATIVE OF THESE WORDS OR OTHER VARIATIONS OF THESE WORDS OR COMPARABLE WORDS, OR BY DISCUSSIONS OF PLANS OR STRATEGY THAT INVOLVE RISKS AND UNCERTAINTIES.  MANAGEMENT WISHES TO CAUTION THE READER THAT THESE FORWARD-LOOKING STATEMENTS, INCLUDING,  BUT NOT LIMITED TO, STATEMENTS REGARDING THE COMPANY’S MARKETING PLANS, GOALS, COMPETITIVE CONDITIONS, REGULATIONS THAT AFFECT PUBLIC COMPANIES THAT HAVE NO EXISTING BUSINESS AND OTHER MATTERS THAT ARE NOT HISTORICAL FACTS ARE ONLY PREDICTIONS.  NO ASSURANCES CAN BE GIVEN THAT SUCH PREDICTIONS WILL PROVE CORRECT OR THAT THE ANTICIPATED FUTURE RESULTS WILL BE ACHIEVED.  ACTUAL EVENTS OR RESULTS MAY DIFFER MATERIALLY EITHER BECAUSE ONE OR MORE PREDICTIONS PROVE TO BE ERRONEOUS OR AS A RESULT OF OTHER RISKS FACING THE COMPANY. FORWARD-LOOKING STATEMENTS SHOULD BE READ IN LIGHT OF THE CAUTIONARY STATEMENTS AND IMPORTANT FACTORS DESCRIBED IN THIS FORM 10-Q FOR STARINVEST GROUP, INC., INCLUDING, BUT NOT LIMITED TO THE MATTERS SET FORTH IN MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. THE RISKS INCLUDE, BUT ARE NOT LIMITED TO, THE RISK FACTORS AND UNCERTAINTIES SET FORTH IN ITEM 1A, “RISK FACTORS” AND THE RISKS ASSOCIATED WITH A SMALL COMPANY, THE COMPARATIVELY LIMITED FINANCIAL RESOURCES OF THE COMPANY, THE INTENSE COMPETITION THE COMPANY FACES FROM OTHER ESTABLISHED COMPETITORS, ANY ONE OR MORE OF THESE OR OTHER RISKS COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE FUTURE RESULTS INDICATED, EXPRESSED, OR IMPLIED IN SUCH FORWARD-LOOKING STATEMENTS.  WE UNDERTAKE NO OBLIGATION TO UPDATE OR REVISE ANY FORWARD-LOOKING STATEMENT TO REFLECT EVENTS, CIRCUMSTANCES, OR NEW INFORMATION AFTER THE DATE OF THIS FORM 10-Q OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED OR OTHER SUBSEQUENT EVENTS.

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

We have not retained independent appraisers to assist in the valuation of the portfolio investments because the cost was determined to be prohibitive for the current levels of investments.  As a result, while we believe that the values that we have assigned to our investments are reasonable, we cannot assure you that the assigned values will not be substantially reduced as result of later determinations.  In that event, we will incur losses and likely greater financial difficulties. Further, we cannot assure you that other valuations or valuation methodologies will not result in dramatic reductions to each of the values assigned to our investments.

OUR STRATEGY

In 2008, we changed our business focus and withdrew our prior election to be treated as a business development company and as a result we became an operating company with the ultimate goal to become a full services financial firm providing Transfer Agent, Edgar filings services, Brokering, and Trading Solutions to domestic and international companies.

We are currently offering our services through our subsidiaries My Transfer Agent, LLC, Stocktransfer.com and MyTransferAgent.com and, as a result of our October 16, 2009 acquisition of EXX.COM, LLC, we also offer advanced connectivity and software solutions to small and medium sized stock brokerage, arbitrage, investment banking firms.

We acquired EXX.COM, LLC, a limited liability company (“EXX”) on October 16, 2009 wherein we issued 82,000,000 shares of our Common Stock to acquire all of the outstanding membership interests of EXX.

EXX is in the business of building autonomous, efficient reliable and cost effective trading platforms in order to achieve Straight Through Processing (STP) in the financial industry.  The Company's main business is customizing proprietary platforms so from one program STP is enabled across all the financial networks.

We entered into a Letter of Intent ("LOI") to acquire all the outstanding shares of common stock of Todd & Company, Inc.  If we are successful in acquiring Todd & Company, we believe that this may represent a step forward in the implementation of our long term strategy to become a full service financial firm able to offer a recurring revenue model by servicing new and existing brokerage firms, hedge funds, trading firms, or individuals from one single source.

We are a small company with limited financial and managerial resources.  In addition to the risks and uncertainties that we face, we are also in default on an 8% note and we have an immediate need to raise additional capital to fund our business and the plans that we have made.  We cannot assure you that we will be successful in raising any additional capital or successfully mitigating and resolving the default on the note or, if we are successful in doing so, that we can do on terms that reasonable in light of our current cir5cumstances.

RESULTS OF OPERATIONS

Nine Months Ending September 30, 2009 vs. Nine Months Ending September 30, 2008

During the nine months ending September 30, 2009 (the “First Nine Months 2009”), we reported gross income of
$61,733 compared to gross income of $108,199 for the nine months ending September 30, 2008 (the “First Nine Months 2008”).  Gross income is down due to approximately $40,000 less consulting income in 2009 as compared to 2008 due to discontinued operations in China.

By comparison, during the First Nine Months 2009 we incurred general and administrative expense of $231,936, professional fees of $145,895 and Interest Expense of $31,348 compared to the First Nine Months 2008 where we incurred $110,290 as general and administrative expense, professional fees of $36,615 and Interest Expense of $43,075.

During the First Nine Months 2009 we had Net Realized Gain on Investments of $9,399 and a Net Unrealized Loss on Investments of $331,739.  The losses were a result of writing down investments to fair market value.

Our loss before other income totaled $352,409 and $81,781, respectively for the nine months ended September 30, 2009 and 2008.  This nine month increase in loss is primarily due to less income and more expenses due to the newly acquired company in the current period as compared to the period ended September 30, 2008.

As a result, we had a loss before other income of $352,409 during the First Nine Months 2009 which compares to a loss be3fore other income of  $81,781 incurred during the First Nine Months 2008.  The increase in loss during the First Nine Months 2009 is primarily due to less income and more expenses due to the newly acquired company in the current period as compared to the First Nine Months 2008.

We had a net realized gain of $9,399 for the First Nine Months 2009 as compared to a $105,748 realized gain for the First Nine Months 2008.

This resulted in a Loss Per Share (Basic) of $0.01 per share during the First Nine Months 2009 compared to a Loss Per Share of $0.01 during the First Nine Months 2008.

Three Months Ending September 30, 2009 vs. Three Months Ending September 30, 2008

During the three months ending September 30, 2009 (“Third Quarter 2009”) we reported the following as compared to the three months ending September 30, 2008 (“Third Quarter 2008”):

 Income

For the Third Quarter 2009 our gross income totaled $26,157 as compared to $19,032 for the Third Quarter 2008. The primary difference was higher stock transfer income in the Third Quarter 2009.

 Expenses

For the Third Quarter 2009, expenses totaled $179,038 as compared to $46,515 for the Third Quarter 2008.  This increase in expenses is due to higher operating costs due to our new subsidiary MTA.

 Loss before other income

The Company’s loss before other income totaled $157,303 and $27,483, respectively for the Third Quarter 2009 and the Third Quarter 2008.

Net Unrealized Loss

There was a net unrealized loss of $331,739 for the three and nine months ended June 30, 2009 as compared to Net unrealized gain of $71,583 for the three months and a net unrealized loss on investments of $524,074 for the nine months ended September 30, 2008.  The unrealized losses represent a lower market valuation for some of the Company's portfolio companies.

Net Loss

Our net loss totaled $489,042 and $35,137, respectively for the Third Quarter 2009 and Third Quarter 2008.  This decrease in loss is primarily due to the $331,739 in unrealized loss for the period ended September 30, 2009.  The Company's net loss totaled $674,749 and $500,107, respectively for the nine months ended September 30, 2009 and 2008.  This nine month increase in loss is primarily due to the increased operating costs of our new subsidiary MTA for the current period ended September 30, 2009.

LIQUIDITY AND CAPITAL RESOURCES

For the First Nine Months 2009, our net cash used by operating activities was $616,850 compared to $55,950 used by operating activities for the First Nine Months 2008.  The First Nine Months 2009 usage was due to the net loss of $674,749, interest expense of $31,348, interest income of $33,750, depreciation and amortization of $9,739 and an increase in accounts payable and accrued expenses of $31,991.  In the First Nine Months 2008, cash was used primarily by the net loss of $500,107 and provided by interest expense of $35,625 and a decrease to accounts payable and accrued expenses of $43,931.

For the First Nine Months 2009, $30,934 in cash was provided by investing activities as compared to $276,176 of cash that was provided by investing activities for the First Nine Months 2008.  During the First Nine Months 2008, we sold shares of two investments on the open market and we had large amounts of unrealized losses.

For the First Nine Months 2009, we had $588,915 provided by financing activities through the proceeds of loans.  For the First Nine Months 2008, there was $231,817 in cash used by financing activities primarily to pay down loans.

While we believe that the values assigned to our investments are reasonable, we have not obtained any independent evaluation of these values or, for that matter, have we obtained any verification that the values we have assigned comport with the values and methodologies that are generally accepted or applied. For these and other reasons, we cannot assure you that we will not later reduce the values that we assigned to these investments with consequent losses.

Based on our current estimates and plans, we anticipate a significant increase in capital expenditures if we are able to obtain additional financing.  While we cannot assure you that we will obtain additional financing, our capital requirements depend on numerous factors, including market acceptance of our investment ability to obtain additional financing, technological developments, capital expenditures and other factors.

We have an immediate need for additional financing to continue operations.  We are seeking to obtain additional capital through the sale of our securities and loans.  If we are not successful in obtaining additional financing in the immediate future, we will be required to cease operations.

If we obtain a sufficient amount of additional financing, we likely may sell equity securities. The sale of additional equity or convertible debt securities will result in additional dilution to our stockholders. There can be no assurance that additional financing will be available in the required amounts or on terms that are reasonable in light of our current circumstances. As a result, we face significant new risks and uncertainties as we attempt to raise additional capital in an effort to implement our business plan.

CONTRACTUAL OBLIGATIONS

The following table summarizes our outstanding contractual obligations as of September 30, 2009

Contractual obligations	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
[Long-Term Debt Obligations]	938,148	938,148
[Capital Lease Obligations]
[Operating Lease Obligations]
[Purchase Obligations]	25,000	25,000
[Other Long-Term Liabilities Reflected on the Registrant's Balance Sheet under GAAP]
Total	963,148	963,148

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

b) Changes in Internal Control over Financial Reporting.

During the Quarter ended September 30, 2009, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We are in default of the $775,000 note related to the Loan Agreement with Strasbourger, Pearson, Tulcin, Wolff, Incorporated dated March 12, 2006 (“SPTW”) a privately-held NYSE Member Firm, which specializes in convertible securities, and small-cap private placement. The note bears interest at the rate of 8% per annum and is secured by all of the Company’s assets. The note was due on March 12, 2007. As of September 30, 2009, the outstanding principal amount of $250,000, together with accrued interest of $99,233 or a total of $349,233, is due and payable. We have been engaged in discussions with the lenders and at this juncture, we believe to be very close to settling this matter through the conversion of the total amount due into common shares of the Company.

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

We have an accumulated deficit of $12,237,547 and $12,912,295 at December 31, 2008 and September 30, 2009 respectively. Additionally, for the nine months ended September 30, 2009 and the year ended December 31, 2008, we used cash in operations of $616,850 and $115,498, respectively.

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

Pursuant to our agreement to purchase MTA and ST, Phoenix Holding agreed to invest up to $250,000 for software development, promotion, advertising and to assist in funding of the necessary infrastructure for My Transfer Agent, LLC. Furthermore, pursuant to the employment agreement with Leon Urbatel dated October 06, 2008, we are committed to paying Mr. Urbatel a bonus of $25,000 within 10 days from the execution of the agreement. As of March 27, 2009, a balance of $12,500 is still owed by the Company. Since neither payments have been completely satisfied, we are currently in default with the seller of the transfer agency.

We have historically lost money and decreases may continue in the future.

We have historically lost money.  Through September 30, 2009 the net loss is $674,749 and the net loss for 2008 was approximately $681,131 and we expect that future losses are likely to occur.  Accordingly, we may experience significant liquidity and cash flow problems if we are not able to raise additional capital as needed and on acceptable terms.  No assurances can be given that we will be successful in reaching or maintaining profitable operations.

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

Trading in our Common Stock is limited. Consequently, a shareholder may find it more difficult to dispose of, or to obtain accurate quotations as to the price of, our Common Stock. In the absence of a security being quoted on NASDAQ, or the Company having $2,000,000 in net tangible assets, trading in the Common Stock is covered by Rule 3a51-1 promulgated under the Securities Exchange Act of 1934 for non-NASDAQ and non-exchange listed securities. Under such rules, broker/dealers who recommend such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or an annual income exceeding $200,000 or $300,000 jointly with their spouse) must make a special written suitability determination for the purchaser and receive the purchaser's written agreement to a transaction prior to sale. Securities are also exempt from this rule if the market price is at least $5.00 per share, or for warrants, if the warrants have an exercise price of at least $5.00 per share. The Securities Enforcement and Penny Stock Reform Act of 1990 requires additional disclosure related to the market for penny stocks and for trades in any stock defined as a penny stock.

The Commission has adopted regulations under such Act which define a penny stock to be any NASDAQ or non-NASDAQ equity security that has a market price or exercise price of less than $5.00 per share and allow for the enforcement against violators of the proposed rules.

In addition, unless exempt, the rules require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule prepared by the Commission explaining important concepts involving a penny stock market, the nature of such market, terms used in such market, the broker/dealer's duties to the customer, a toll-free telephone number for inquiries about the broker/dealer's disciplinary history, and the customer's rights and remedies in case of fraud or abuse in the sale.

Disclosure also must be made about commissions payable to both the broker/dealer and the registered representative, current quotations for the securities, and, if the broker/dealer is the sole market maker, the broker/dealer must disclose this fact and its control over the market.  Monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. While many NASDAQ stocks are covered by the proposed definition of penny stock, transactions in NASDAQ stock are exempt from all but the sole market-maker provision for (i) issuers who have $2,000,000 in tangible assets has been in operation for at least three years ($5,000,000 if the issuer has not been in continuous operation for three years), (ii) transactions in which the customer is an institutional accredited investor, and (iii) transactions that are not recommended by the broker/dealer. In addition, transactions in a NASDAQ security directly with the NASDAQ market maker for such securities, are subject only to the sole market-maker disclosure, and the disclosure with regard to commissions to be paid to the broker/dealer and the registered representatives.  The Company's securities are subject to the above rules on penny stocks and the market liquidity for the Company's securities could be severely affected by limiting the ability of broker/dealers to sell the Company's securities.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following transactions were undertaken in reliance upon the exemption provided by Section 4(2) of the Securities Act of 1933 and the exemptions provided by Regulation D adopted by the Commission there under.  In each case:

(1)	Each investor assured the Company that they are sophisticated and experienced in investment and securities matters and can fend for himself;

(2)	Each investor had, prior to issuance of the securities, access to all of the Company’s books and records prior to making the investment;

(3)	The Company made available all of its officers and directors to give each investor an opportunity to ask questions and receive answers to all said questions;

(4)	Each investor received, prior to the issuance of the promissory note, accurate and complete disclosures regarding the Company and its affairs equivalent to that found in a registration statement;

(5)	Each investor had an pre-existing relationship with the Company and the issuance of the promissory note was not the result of any advertising or general solicitation; and

(6)	Each investor agreed that he was acquiring the securities for investment purposes only and not with a view to any distribution.

(7)	The Company did not employ the services of any broker-dealer or underwriter and no commissions were paid to any third party.

(8)	All funds received from the sale of the securities were used to increase the Company’s working capital and for general corporate purposes.

To that end and during the period from March 19, 2009 through September 30, 2009:

(A)              The Company raised $588,915 through the sale of Convertible Loans. Each Unit consists of one Senior Convertible Debenture, one Warrant entitling the undersigned to purchase one share of common stock for $0.30, one Warrant entitling the undersigned to purchase one share of common stock for $0.45, and one Warrant entitling the undersigned to purchase one share of common stock for $0.60.

(B)              On October 16, 2009, the Company issued 82,000,000 restricted common shares as per the terms of the Purchase Agreement made and entered into among Exx.com LLC.

(C)              On October 28, 2009, the Company issued 11,641,096 common shares as per the conversion of $349,232.88 of the defaulted 8% Notes due on May 12, 2007. The notes were collateralized by all the asset of the company.

ITEM 3. Defaults Upon Senior Securities

We were in default on the 8% Notes due on May 12, 2007. The notes were collateralized by all the asset of the company. The total past due amount of these loans was $250,000 out of the original principal amount of $775,000. Accrued and unpaid interest on this loan was $99,233. On October 28, 2009, the Company agreed to issued 11,641,096 common shares to the Noteholders as per their conversion of the total defaulted amount of $349,232.88.

ITEM 4. Submission of Matters to Vote of Security Holders

None.

ITEM 5. Other Information

On October 16, 2009, the Company announced that it has completed the acquisition of EXX.COM. Pursuant to the terms of the Agreement, the Company acquired 100% of the issued and outstanding shares of common stock of EXX, in exchange for the issuance of 82,000,000 restricted common shares of the Company.   See the Company’s Form 8-K that was filed with the Securities and Exchange Commission regarding this transaction,

On October 28, 2009, the Company issued 11,641,096 common shares as per the conversion of $349,232.88 of the defaulted 8% Notes due on May 12, 2007. The notes were collateralized by all the asset of the company.

 ITEM 6. Exhibits and Reports on Form 8-K

See 8K filed September 15, 2009.

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

Date: November 13, 2009
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

Date: November 13, 2009

/s/ Robert H. Cole
Robert H. Cole, Chief Executive Officer

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

Date:  November 13, 2009

/s/ Robert H. Cole
Robert H. Cole, Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350, as adopted), Robert H. Cole, Chief Executive Officer of StarInvest Group, Inc. (the "Company"), hereby certifies that, to the best of his knowledge:

1. The Quarterly Report on Form 10-Q of the Company for the fiscal quarter ended June 30, 2009 (the Report) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated:  November 13, 2009

/s/  Robert H. Cole

Robert H. Cole
Chief Executive Officer

Exhibit 32.2

CERTIFICATION PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350, as adopted), Robert Cole, Chief Financial Officer of StarInvest Group, Inc. (the "Company"), hereby certifies that, to the best of his knowledge:

1. the Quarterly Report on Form 10-Q of the Company for the fiscal quarter ended June 30, 2009 (the Report) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d));and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: November 13, 2009

/s/ Robert H. Cole
Robert H. Cole
Chief Financial Officer