Form 10-K
period 2009-12-31
STARINVEST GROUP, INC.
filed 2010-03-31
CIK 810270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently computed second fiscal quarter. $2,973,605 based upon $0.03 per share which was the last price at which the common equity was sold on the Over the Counter Bulletin Board.

The number of shares of the issuer’s common stock issued and outstanding as of March 26, 2010 was 201,620,194 shares.

Documents Incorporated By Reference:  None

STARINVEST GROUP, INC
FORM 10-K FOR THE FISCAL YEAR
ENDED DECEMBER 31, 2009

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

Overview

The Company is focused on offering a full menu of services in the financial sector through its subsidiaries My Transfer Agent, LLC, Stocktransfer.com, MyTransferAgent.com, EXX.com and Todd & Co. As a result of our October 16, 2009 acquisition of EXX.COM, LLC, the Company is now forming a strategy to expand the customer base of EXX.com into our Broker Dealer (BD Todd and Company. The (EXX.Com) ECN platform will provide quote services, news retrieval, charting, option chain pricing and archive all trading information, for readily accessibility, as required by securities regulations in the financial industry. In addition customers of our BD and EXX will have remote access to viewing and executing orders through the EXX platform on the  NYSE,  OTC markets, OTC BB , OTC Pink sheets and option markets. The EXX Customer support desk will facilitate traditional services for clients looking for direct assistance and offer full service to the retail audience. The institutional application is a cost effective, compliant focused flexible system with unique characteristics welcomed by institutional customers. EXX will aggressively market the platform by mid 2010.

My Transfer Agent (“MTA”) provides "turn-key" solutions of transfer agent, legal, EDGAR and other related services to public and private companies. MTA serves as a Transfer Agent performing the functions of original issue, cancellation and reissuance of stock certificates and noncertificated shares. MTA is committed to delivering a complete package of products and services focused on today's technology but never losing sight that service is the first priority. The strategy for MTA is to acquire smaller transfer agents, to aggregate the customer base and introduce new technologies and services to its customers

Stock Transfer.com (“ST”) is an agent’s resource for information providing the latest information about the stock transfer industry and providing consulting services for public and private companies.  StockTransfer.com consolidates industry specific information to educate, inform and assist companies with finding information about being or going public. The site is also used as a vehicle to educate shareholders about their investments and give them access to services and professionals who can assist them.

EXX.COM (EXX) is a software company that provides services to Broker-Dealers, Hedge Funds, Algorithmic Trading Firms, and high net worth individuals.  Revenues are generated by three sources; fees, rebates and commissions.  Fees include individual fees, desktop fees, database fees, compliance fees, archiving fees, FIX connection fees, OMS fees and professional fees.  Rebates include payment by the exchanges for order flow primarily options exchanges. Commissions include transactional fees for trading equity and options.

EXX does not have signed agreements in place with clients.  The clients rely on the EXX platform to provide stable and robust trading sessions. They are billed monthly for fee’s and commissions.

EXX operates with a support staff and a programmer support team. EXX management continues to look for efficiencies and complementary services to increase cost efficiencies and increase profit margins.  EXX has a customer help desk that is the first contact for our clients if they have any questions or problems with a trade or the software. We have contract programmers and system technicians to handle any hardware and/or connection problem that may come up during the trading session and to support problems that the help desk needs assistance with.

EXX is in the business of building autonomous, efficient reliable and cost effective trading platforms in order to achieve Straight through Processing (STP) in the financial industry.  The Company's main business is customizing proprietary platforms from one program so STP is enabled across all the financial networks.

Todd & Company is a registered Broker dealer in the financial sector. StarInvest recently closed the acquisition and acquired all of the outstanding shares of common stock of Todd & Co. On March 17, 2010, Todd & Company received FINRA’s approval of the firm’s 1017 applications and acceptance of StarInvest Group Inc., as the new owner. We are currently interviewing candidates for the positions of CEO and CCO.  Once they are introduced and approved by FINRA, Todd & Company will be able to begin operations. This may represent a further step forward in the implementation of our long term strategy to become a full service financial firm with 21st century technologies creating a recurring revenue model by servicing new and existing customers.

The Company is also retaining a portion of its portfolio focused in a wide variety of different sectors including but not limited to alternative resources, and services.  As of December 31, 2009, we invested approximately $649,999 in 2 companies.  The Company is looking to sell non core business as the financial sector has become our foundation to grow. The proceeds from the asset sales will be used to reduce debt and drive growth in MTA, Todd & Co and EXX.com.

Although 2009 has been a very challenging year for all small business, especially in the financial sector, STIV was able to reduce cash expenditures and to address a number of unexpected challenges. For example, shortly after the sale of EXX to StarInvest Group, Inc, the founders Carter and Dovico resigned from their positions. While the Company is evaluating legal remedies to recover any loss caused by Carter and Dovico, the management was able to quickly replace them with a new team and at the same time trim operational costs by more that 60%. Also the vendors of EXX have been very supportive in working with the company as it manages its cash flow.

We are a small company with limited financial and managerial resources.  In addition to the risks and uncertainties that we face, we have an immediate need to raise additional capital to fund our business and the plans that we have made.  We cannot assure you that we will be successful in raising any additional capital, if we are successful in doing so, that we can do so on terms that reasonable in light of our current circumstances.

History

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

Currently, we are an operating company with the ultimate goal to become a full services financial firm providing Transfer Agent, Edgar filings services, Brokering, and Trading Solutions to domestic and international companies.

Our headquarter is located at 3300 North A Street, Suite 2-210, Midland, Texas 79705 and our telephone number is (432) 682-8373.

Market Opportunity

Many transfer agents and broker/dealers have scaled back their operations or simply closed down in response to the credit crunch and the slowdown of the economy. Many others operate in a difficult and fragmented market and lack the necessary size to efficiently service their clients. In addition, the current regulatory environment favors large and established businesses forcing smaller companies to review their structure and change their strategies.

Management believes that all these factors will create opportunities for the Company to acquire and or to merge with other financial services providers given the ongoing consolidation in the financial industry. Now more than ever it is vital for a corporation to increase revenues while decreasing the overall operating costs. Starinvest strongly believes that growth through acquisitions represents the best possible solution to reach  these goals and achieve profitability for its shareholders.

Competition

My Transfer Agent, LLC

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

EXX.com

There are many companies competing in this arena from small trading firms to large companies like Goldman, Sachs and Co.  Each one of them provides a trading “engine” enabling their clients to trade fast and efficiently.  What separates EXX from the competition is the customization capability of its software, which is designed primarily to serve small/medium size Broker Dealers and Hedge Funds.  Also, the advanced compliance component, of the OATS reporting has been designed to provide compliance departments the ability to review archived documents and adjust risk management features in real-time.  This is pertinent to the current environment of increased scrutiny by the regulatory agencies on the financial services industry.

Employees

We have three employees that manage our day-to-day operations:  Robert H. Cole is serving as our Chief Executive Officer and Chief Financial Officer and Cristiano Germinario is serving as the Company’s Secretary and Operations Manager of My Transfer Agent, LLC.  Leon Urbaitel is serving as the President of Stocktransfer, LLC and My Transfer Agent, LLC.

We had three employees that manage the day to day operations of EXX.  James Dovico served as Chief Executive Officer and Douglas Carter served as the Chief Technological Officer and Marc Raffensperger served as Help Desk coordinator.   On December 11, 2009, James Dovico resigned as the CFO of EXX, and on February 19, 2010 Douglas Carter resigned as the CTO of EXX and on the same date Marc Raffensperger resigned as Help Desk coordinator. We are currently evaluating legal remedies to recover any loss caused by Messrs. Carter and Dovico. At the present time, Christopher Collins is serving as the Help Desk coordinator and Stephen Bamford is serving as the CTO. We are currently looking for a new CEO.

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

Our consolidated financial statements have been presented on the basis that we are a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The independent registered public accounting firm’s report on our consolidated financial statements as of and for the fiscal year ended December 31, 2009 includes an explanatory paragraph that states that we have an accumulated deficit and experienced recurring losses from operations that raise a substantial doubt about our ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have an accumulated deficit of $14,427,501 and $12,237,547 at December 31, 2009 and 2008, respectively. Additionally, for the years ended December 31, 2009 and 2008, we used cash in operations of $725,960 and $115,498, respectively.

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

We have historically lost money.  The net loss for 2009 was approximately $1,913,328 and we expect that future losses are likely to occur.  Accordingly, we may experience significant liquidity and cash flow problems if we are not able to raise additional capital as needed and on acceptable terms.  No assurances can be given that we will be successful in reaching or maintaining profitable operations.

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

We have 3 shareholders that own more than a 10% interest and among them, they own approximately 39.27% of the outstanding shares. Our directors and executive officers directly and indirectly own in the aggregate approximately 15.63% of our outstanding shares. Our directors and executive officers, whether acting alone or together, may have significant influence in determining the outcome of any corporate transaction or other matter submitted to our Board for approval, including issuing common and preferred stock, and appointing officers, which could have a material impact on mergers, acquisitions, consolidations and the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control.  The interests of these board members may differ from the interests of the other stockholders.

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

Common stock.  We may sell the Company’s common stock, warrants, options or rights to acquire common stock, at a price below the then-current net asset value of our common stock if our Board of Directors determines that such sale is in our best interest and that of our stockholders, and our stockholders approve such sale. If we raise additional funds by issuing more common stock or senior securities convertible into, or exchangeable for, our common stock, the percentage ownership of our stockholders at that time would decrease and they may experience dilution.  Moreover, we can offer no assurance that we will be able to issue and sell additional equity securities in the future on favorable terms or at all.

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

Prior to the withdraw to be treated as a business development company; we invested in small and micro companies, some of which may have relatively short operating histories. The revenues, income (or losses) and valuations of start-up and micro companies can and often do fluctuate suddenly and dramatically.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None

ITEM 2.  DESCRIPTION OF PROPERTY

We do not own any real estate or other physical properties materially important to our operation. Since March 2006, our principal executive offices have been located to 3300 North A Street Suite 2-210, which are being provided by our CEO/CFO, Robert Cole, free of charge, on a month to month basis.  Management believes that our office in Texas is adequate for our operation s as presently conducted. EXX is currently located at 600 Old Country Road, Suite 318, Garden City, NY.  MTA is currently located at 117 Randolph, Jersey City, NJ.

ITEM 3.  LEGAL PROCEEDINGS

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

ITEM 4.  REMOVED AND RESERVED

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the OTCBB under the symbol “STIV.”  Following is the range of high and low sales prices on the OTCBB for the common stock for the periods indicated. This chart was based on information obtained from the OTCBB.

	High	Low
Calendar Year 2009
First Quarter	$0.07	$0.01
Second Quarter	$0.07	$0.01
Third Quarter	$0.03	$0.01
Fourth Quarter	$0.03	$0.01

Calendar Year 2008
First Quarter	$0.05	$0.03
Second Quarter	$0.09	$0.01
Third Quarter	$0.06	$0.01
Fourth Quarter	$0.03	$0.01

The last reported price for our common stock on March 31, 2010 was $0.02 per share.

Holders

As of March 31, 2010, we had approximately 700 shareholders of record.

Dividends

We have not paid cash dividends on our common stock and we do not plan to pay cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

On December 28, 2009 the Company issued 10,000,000 restricted common shares in relation to the $140,214.92 secured promissory note dated December 16, 2009 between the Company and Reese-Cole Partnership, Ltd. Under the terms of the secured note the Company agreed to issue 10,000,000 restricted common shares to Reese-Cole Partnership, Ltd as inducement to the lender to grant the loan. The transaction is exempt from registration pursuant to an exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. The proceeds were used for working capital purposes.

As of December 28, 2009 a total of $57,000, was due and payable to R & J Cole, Inc. for Mr. Cole’s services as CEO/CFO.  Mr. Cole agreed to accept 6,500,000 restricted common shares in lieu of $52,000 of the $57,000 which was owed and the stock was registered under the name of R & J Cole, Inc. The transaction is exempt from registration pursuant to an exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

On December 09, 2009 the Company issued a total of 625,000 restricted common shares of the Company as stock compensation to its employees and consultants. The transaction is exempt from registration pursuant to an exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

On November 04, 2009 the Company agreed to acquire all of the outstanding capital stock of Todd & Co., a broker/dealer located in Hasbrouck Height, New Jersey for $100,000 convertible note convertible into 3,333,333 restricted common shares of the Company. The transaction is exempt from registration pursuant to an exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

On October 28, 2009 the Company issued 11,641,096 restricted common shares in relation to the conversion of the defaulted $775,000 note dated March 12, 2006. As of October 28, 2009 a total of $321,108, was due and payable. The Noteholders agreed to convert such amount into 11,641,096 restricted common shares of the Company. The transaction is exempt from registration pursuant to an exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

On October 09, 2009 the Company issued 82,000,000 restricted common shares in relation to its acquisition of EXX.com. Of the 82,000,000 shares, 41,000,000 shares of common stock were issued to James Dovico, and the remaining balance of 41,000,000 shares of common stock were issued to Douglas Carter. The transaction is exempt from registration pursuant to an exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities

We have not repurchased any shares of our common stock during the fiscal year ended December 31, 2009.

Securities authorized for issuance under equity compensation plans.

On December 10, 2009 the Company issued as compensation a total of 625,000 restricted common shares with a market valued of approximately $6,250 to Tim Keyes (100,000), Leon Urbaitel, (100,000), Mark Raffensperger (50,000), Chris Collins (100,000), Chris Griffin (100,000), Manu Kalia (25,000) and Cristiano Germinario (150,000) for their services as Directors of the Company.

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

Statement of Operations

	Year Ended December 31,
Statement of Operations	2009	2008	2007	2006	2005

Total Income	954,410	133,686	186,934	86,707	41,931
Selling, administrative and general & stock based expenses	1,489,763	338,583	148,585	241,134	865,829
Net income (loss) before other income (expense)	(1,340,988)	(204,897)	38,349	(154,427)	(823,898)

Interest expense	50,519	52,510	76,697	51,532	22,362
Net realized unrealized gain (loss)/(Other expense)	(572,340)	(476,234)	(25,127)	(868,480)	219,503
Net income (loss)	$(1,913,328)	$(681,131)	$13,222	$(1,022,907)	$(626,757)

EARNINGS PER COMMON SHARE:

Basic & diluted income (loss) per common share	$(0.02)	$(0.01)	$0.00	$(0.04)	$(0.03)

Balance Sheet

	December 31,
Balance Sheet	2009	2008	2007	2006	2005

Working capital	$(1,624,414)	$(336,326)	$(527,692)	$(1,257,206)	$(827,045)

Total assets	$3,752,867	$1,482,822	$2,155,537	$1,734,537	$2,697,660

Long-term debt, capital leases and due to officer	$-	$-	$-	$-	$-

Shareholders’ Equity (Deficit)	$1,909,698	$1,097,160	$1,541,904	$335,450	$1,825,465

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

Our primarily objective will be to operate and expand internally our transfer agent business. Also we will look to expand our business through acquisitions and/or mergers of our operating subsidiaries My Transfer Agent, LLC and Stocktransfer, LLC with current competitors. We will seek to acquire transfer agents that have been operating for at least one year prior to the date of our acquisition and at the time of our investment have employees, revenues and preferably positive cash flow.

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

Current Portfolio Company	Investment	Cost
Crownbutte Wind Power, Inc	Common Stock	$199,999
Western Roses Memorial Park, Inc	Secured Loan	$450,000
Total		$649,999

Health Rush, Inc and Strasbourger Pearson Tulcin Wolff, Inc were written off at the end of the  fiscal quarter ending December 31, 2009. Currently Health Rush’s management is seeking funding to roll out the strategy in the North East US market.  StarInvest’s management has decided to write down the value of Health Rush to zero to be conservative on its portfolio valuations. If the situation should change management will re-adjust Health Rush’s valuation.

Strasbourger Pearson Tulcin Wolff Inc (SPTW) withdrew its registration as a Broker Dealer in July 2009. With the financial markets challenges and erosion of credit facilities the capital requirement forced the firm to withdraw its registration.  Currently, the firm is inactive; therefore management has decided to write down the value of SPTW to zero to be conservative on its portfolio valuations. If the situation should change management will re-adjust SPTW’s valuation.

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

Results of Operations

Year ended December 31, 2009 compared to year ended December 31, 2008

 Income

For the year ended, December 31, 2009 gross revenue totaled $954,410 as compared to $133,686 for the year ended December 31, 2008.  During the past year the Company has shifted its focus from a business development company to becoming a transfer agent and a software provider for Broker-Dealers, Hedge Funds, Algorithmic Trading Firms, and high net worth individuals.  As such, its operations now consist of managing the day by day operations of two subsidiaries, as well as, liquidating our current portfolio.  Future revenues are expected to be generated by our subsidiaries as well as from the liquidation of our current portfolio.

Expenses

For the year ended December 31, 2009, expenses totaled $1,489,763 as compared to $338,583 for the year ended December 31, 2008.  The increase was a result of the purchase of EXX.com in 2009.

Net Income (Loss) before other income (expenses)

The company’s net loss before other income (expenses) totaled $1,340,988 as compared to a loss of $204,897, respectively for the years ended December 31, 2009 and 2008.  This increase to the loss is primarily due to the purchase of EXX.com.

Net Realized Gains/Losses

The Company had net realized gain for the year ended December 31, 2009 of $9,399 as compared to a gain of $50,349 in 2008.  The Company sold some performing investments in both 2009 and 2008 that created the realized gain.

Net Unrealized Depreciation on Investments

Net unrealized losses were $581,739 for the year ended December 31, 2009 as compared to losses of $526,583 for the year ended December 31, 2008, primarily as a result of decreases in the value of the Company’s portfolio investments.

Year ended December 31, 2008 compared to year ended December 31, 2007

Income

Income for the years ended December 31, 2008 and 2007 were $133,686 and $186,934, respectively.  During 2007 the Company shifted its focus to becoming an investment company.  As such, its operations consisted of making investments in small, developing businesses.  In 2008, the Company renounced its existence as an investment company.  Future revenues are expected to be generated through our subsidiaries and the liquidation of our investments.

Expenses

For the year ended December 31, 2008, general and administrative expenses were $120,560 as compared to $243,776 for the year ended December 31, 2007, a decrease of 51%.  The decrease was a result of decreased operating expenses due to the reorganization of the Company's operations in 2008.

Net Income (Loss) before other income (expense)

The Company’s net loss before other income (expense) totaled $204,897 for the year ended December 31, 2008.  This compared to net income before other income (expense) of $38,349 for the year ended December 31, 2007.  This income in 2007 was primarily due to the extraordinary income caused by the write down of accounts payable.

Net Unrealized Depreciation on Investments

Net unrealized losses were $526,583 in the year ended December 31, 2008 as compared to an unrealized loss of $250,554 for the year ended December 31, 2007, primarily as a result of the write down of company investments in both 2008 and 2007.

Liquidity and Capital Resources

During the fiscal year ended December 31, 2009, the Company funded its requirements for working capital primarily through the sale of investments and convertible loans.

For the year ended December 31, 2009, net cash used in operating activities was $725,960, which was primarily attributable to a net loss of $1,913,328 and a net change in unrealized depreciation of $581,739, along with an increase in accounts payable and accrued expenses of $652,652.  This compares to net cash used in operating activities of $115,498 for the year ended December 31, 2008.  The primary difference was the increase in accounts payable and accrued expenses along with the net loss from its subsidiary EXX.com in 2009.

Net cash used by investing activities was $35,304 for the year ended December 31, 2009 as compared to net cash received from investments of $272,353 for the year ended December 31, 2008.

For the year ended December 31, 2009, net cash provided by financing activities was $764,855 which was attributable to proceeds from convertible loans.  This compares to $202,127 used by financing activities in 2008.

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

Going Concern Consideration

The Company has an accumulated deficit of $14,427,501 at December 31, 2009.  Additionally, for the year ended December 31, 2009, the Company had net cash used by operating activities of $725,960.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management is taking steps to address this situation by implementing its new business plan and by working on the marketing of its subsidiaries My Transfer Agent, LLC and EXX.com and liquidating its current investment holdings as soon as practicable.

Management expects operations to generate negative cash flow at least through December 2010 and the Company does not have existing capital resources or credit lines available that are sufficient to fund operations and capital requirements as presently planned over the next twelve months.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to further implement its business plan.  The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.  Management believes that the actions presently being taken to further implement its business plan and generate additional revenues provide the opportunity for the Company to continue as a going concern.  Management intends to attempt to raise additional funds by way of a public or private offering.  While the Company believes in its ability to raise additional funds, there can be no assurances to that effect.

Off-Balance Sheet Arrangements

At December 31, 2009, the Company did not have any off-balance sheet liabilities or other contractual obligations that are reasonably likely to have a current or future material effect on our financial condition.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

A smaller reporting company is not required to provide the information required by this Item.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Page
Report of Independent Registered Public Accounting Firm
Balance Sheet for the years ending December 31, 2009 and December 31, 2008
Statements of Operations for the year ending December 31, 2009, 2008 and 2007,

Statement of Cash Flows for the year ending December 31, 2009, 2008 and 2007
Statement of Stockholders' Equity for the year ending December 31, 2009
Notes to Financial Statements

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
www.larryodonnellcpa.com

Report of Independent Registered Public Accounting Firm

To the Board of Directors
StarInvest Group, Inc.
Midland, Texas

I have audited the accompanying balance sheets of StarInvest Group, Inc. including the schedule of investments as of December 31, 2009 and 2008, and the related statements of operations, stockholders’equity and cash flows for the years ended December 31, 2009, 2008 and 2007. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of StarInvest Group, Inc. as of December 31, 2009 and 2008, and the results of its operations and cash flows for the years ended December 31, 2009, 2008 and 2007 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit of $14,427,501 at December 31, 2009. Additionally, for the year ended December 31, 2009, the Company incurred a net loss of $1,913,328. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Larry O’Donnell, CPA, P.C.
March 30, 2010

STARINVEST GROUP, INC.
BALANCE SHEET
AS OF DECEMBER 31, 2009 & 2008

	2009	2008
ASSETS	(audited)	(audited)
Current Assets
Cash	$11,527	$7,936
Receivable, deposits and other	179,476	1,553
Total current assets	191,003	9,489

Computers and software (net)	150,809	14,847

Investments and loans (cost of $649,999 & $1,297,970)	721,630	1,282,525
Website and other assets (net)	619,415	111,361
Goodwill	2,070,010	64,600

Total assets	$3,752,867	$1,482,822

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses	$671,891	$19,239

Loans payable	1,143,526	341,423

Total current liabilities	1,815,417	360,662

Long term liabilities	27,752	25,000

Stockholders' equity
Common stock, $.001 par value, 900,000,000 shares
authorized; 201,620,200 and 91,875,714 shares issued
and outstanding, respectively	201,620	91,876
Additional paid-in-capital	16,135,579	13,242,831
Treasury stock	-	-
Accumulated deficit	(14,427,501)	(12,237,547)

Total stockholders' equity	1,909,698	1,097,160

Total liabilities and stockholders' equity	$3,752,867	$1,482,822

STARINVEST GROUP, INC.
STATEMENT OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31,

	2009	2008	2007
Operations:
Total Revenue	$954,410	$133,686	$186,934
Cost of sales	805,635	-	-
Gross profit	148,775	133,686	186,934
Expenses:
General and administrative	1,316,196	120,560	243,776
Professional Fees	123,048	223,186	92,256
Other (Income) expense	-	(57,673)	(264,144)
Interest Expense	50,519	52,510	76,697

Total expenses	1,489,763	338,583	148,585

Net Income (Loss) before other income (expenses)	(1,340,988)	(204,897)	38,349

Net Realized and Unrealized Gains (Losses):
Net realized gains (losses)	9,399	50,349	225,427
Net change in unrealized depreciation	(581,739)	(526,583)	(250,554)

Total net realized and unrealized losses	(572,340)	(476,234)	(25,127)

Net income (loss)	$(1,913,328)	$(681,131)	$13,222

Basic & diluted earnings (loss) per common share	$(0.02)	$(0.01)	$0.00

Weighted average shares outstanding - basic & diluted	110,665,532	72,408,306	52,707,483

STARINVEST GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31,

	2009	2008	2007

Cash flows from operating activities:
Net income (loss)	$(1,913,328)	$(681,131)	$13,222

Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	67,131	2,777	-
Net unrealized loss in investments	581,739	526,583	250,554
Interest expense	50,519	45,000	76,697
Consulting income	-	-	(35,000)
Non-cash professional fees	6,250	72,000	-
Interest income	(45,000)	(60,851)	(151,934)
Extraordinary income	-	(57,673)	(264,144)
(Increase) decrease in receivable	(177,923)	6,182	100,000
Changes in assets and liabilities
(Increase) decrease in assets:
Other investments	-	-	(24,491)
Increase (decrease) in liabilities:
Non-cash decrease in accounts payable	52,000	57,673	264,144
Accounts payable and accrued expenses	652,652	(26,058)	(259,207)

Total adjustments	1,187,368	565,633	(43,381)

Net cash used in operating activities	(725,960)	(115,498)	(30,159)

Cash flows used by investing activities
Net cash (paid for) received from investments	(35,304)	272,353	(600,000)

Cash flows from financing activities
Net proceeds from (repayments) of loans	764,855	(201,913)	(526,247)
Debt converted to shares	-	-	266,633
Payment to repurchase shares	-	(214)	-
Proceeds from issuance of common stock	-	-	926,600

Net cash provided by (used in) financing activities	764,855	(202,127)	666,986

Net increase (decrease) in cash	3,591	(45,272)	36,827

Cash, beginning of period	7,936	53,208	16,381

Cash, end of period	11,527	7,936	53,208

STARINVEST GROUP, INC.
STOCKHOLDERS' EQUITY
AS OF DECEMBER 31, 2009 & 2008

				Stock
	Common Stock		Additional	Subscription	Treasury	Accumulated
	Shares	Amount	Paid In Capital	Receivable	Stock	Deficit	Total

Beginning Balance, January 1, 2008	68,679,047	68,679	13,029,641	-	-	(11,556,416)	1,541,904

Issuance of common stock for Professional Fees	9,500,000	9,500	62,500	-	-	-	72,000

Issuance of common stock for Acquisition	13,716,667	13,717	150,883	-	-	-	164,600

Net repurchase and retiring of shares	(20,000)	(20)	(193)	-	-	-	(213)

Net loss	-	-	-	-	-	(681,131)	(681,131)

Balance, December 31, 2008	91,875,714	91,876	13,242,831	-	-	(12,237,547)	1,097,160

Issuance of common stock for Professional Fees	7,125,000	7,125	51,125	-	-	-	58,250

Issuance of common stock for Acquisition	82,000,000	82,000	2,513,010	-	-	-	2,595,010

Net repurchase, retiring issued for debt shares	8,978,390	8,978	(8,978)	-	-	(276,626)	(276,626)

Convertible notes	11,641,090	11,641	337,591	-	-	-	349,232

Net loss	-	-	-	-	-	(1,913,328)	(1,913,328)

Balance, December 31, 2009	201,620,194	201,620	16,135,579	-	-	(14,427,501)	1,909,698

STARINVEST GROUP, INC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009

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

NOTE 2 - GOING CONCERN

The accompanying consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has an accumulated deficit of $14,427,501 at December 31, 2009.  Additionally, for the year ended December 31, 2009, the Company had net cash used by operating activities of $725,960.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management is taking steps to address this situation by implementing its new business plan and by working on the marketing of its subsidiaries My Transfer Agent, LLC and EXX.com and liquidating its current investment holdings as soon as practicable.

Management expects operations to generate negative cash flow at least through December 2010 and the Company does not have existing capital resources or credit lines available that are sufficient to fund operations and capital requirements as presently planned over the next twelve months.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to further implement its business plan.  The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.  Management believes that the actions presently being taken to further implement its business plan and generate additional revenues provide the opportunity for the Company to continue as a going concern.  Management intends to attempt to raise additional funds by way of a public or private offering.  While the Company believes in its ability to raise additional funds, there can be no assurances to that effect.

NOTE 3 - INCOME TAXES

Current income taxes are computed at statutory rates on pretax income.  Deferred taxes would be recorded based on differences in financial statements and taxable income.  At December 31, 2009, the Company had elected to carry forward net operating losses for federal and state income tax purposes of approximately $8,769,300 that are available to reduce future taxable income through 2022.  As utilization of such operating losses for tax purposes is not assured, the deferred tax asset has been fully reserved through the recording of a 100% valuation allowance.  These operating losses may be limited to the extent an “ownership change”, as defined under section 382 of the Internal Revenue Code, occurs.  The provision (benefit) for income taxes differs from the amounts computed by applying the statutory Federal income tax rate of 35% to income (loss) before provision for income taxes is as follows:

	2009	2008
Tax benefit computed at statutory rates	$(669,600)	$(238,400)
State income tax benefit (net of Federal Tax)	(95,600)	(34,100)
Permanent differences	125,000	125,000
Income tax benefit not utilized	640,200	147,500
Net income tax benefit	$-	$-

The components of the deferred tax asset as of December 31, 2009 are as follows:

	2009	2008
Deferred Tax Asset:
Net Operating Loss Carryforward	$3,507,700	$2,742,500
Accrued compensation	-	-
	3,507,700	2,742,500
Less: Valuation Allowance	(3,507,700)	(2,742,500)
Net Deferred Tax Asset	$-	$-

NOTE 4 – LOANS PAYABLE
		2009	2008
Current loans payable with an aggregate principal of $775,000, due May 10, 2007, principal and interest at 8% per annum, interest paid quarterly. Accrued interest on these loans at December 31, 2008 is approximately $71,108. These loans are unsecured.		0	321,108

Convertibles Debenture payable with an aggregate principal of $886,103.97, due in March 31, 2013 at an interest at 3% per annum, interest paid semi-annually. Accrued interest on these convertibles at December 31, 2009 is approximately $9,156.02. These loans are unsecured.		895,260	0
Other Loans		251,018	0

	Totals	$1,146,278	$ 321,108

NOTE 5 - COMMITMENTS AND CONTINGENCIES

Employment Agreements

The Company has a contract with R & J Cole, Inc, to hire Robert H. Cole to serve as its CEO/CFO.  Under this Contract, the Company agreed to pay Mr. Cole $7,500 per month until December 31, 2009. For 2010 the Contract was modified to increase Mr. Cole salary from $7,500 per month to $10,000 per month.  The Company has a contract with Mr. Cristiano Germinario to serve as consultant of the Company.  He has been serving in this capacity since April 1, 2006 and continues to serve in this position.  Under its consulting agreement Mr. Germinario is paid $5,000 per month. This contract expired in March 2009 and has been extended until March 2010.  All contracts can be extended from year to year.

Litigation

There are no lawsuits that we are aware of as of March 26, 2009.

NOTE 6 - STOCKHOLDERS’ DEFICIT

Stock as settlement of debt

We were in default of the $775,000 note related to the Loan Agreement with Strasbourger, Pearson, Tulcin, Wolff, Incorporated (“SPTW”) a privately-held NYSE Member Firm, which specializes in convertible securities, and small-cap private placement (“SPTW”) dated March 12, 2006. On October 28, 2009 the Company and the Noteholders reached an agreement under which the Company agreed to pay a total of $349,232.88 including principal and accrued interest to the Noteholders and the Noteholders agreed to convert such amount into 11,641,096 restricted common shares of the Company.

On December 28, 2009, we instructed our transfer agent to issue 6,500,000 restricted common shares to R & J Cole, Inc to settle a total of $52,000 of unpaid salaries due to our CEO Mr. Robert H. Cole.

Stock Sold

During the year ended December 31, 2009, the Company sold a total of $886,103 convertible debentures, convertible into 41,213,575 restricted shares of its common stock under a Regulation D offering.  No shares were sold in 2009.

Stock Options

As of December 31, 2009 the Company granted a total of 3 series of Warrants (A-B-C) to the noteholder in relation to the Company’s Regulation D offering. Each series grants the right to the noteholders to exercise the right to convert up to 41,213,575 restricted shares of its common stock at a strike price of $0.15   $0.25 and $0.35 respectively.

NOTE 7 - SUBSEQUENT EVENTS

On January 07, 2010 the Board of Director instructed the Company’s transfer agent to put a stop transfer on all certificates issued to James Dovico and Douglas Carter in relationship to their sale of EXX. The Board has been informed that Dovico and Carter have breached their contract on several occasions, and the Company is taking legal actions to recover any loss incurred in this transaction.

NOTE 8 - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted net income per share for the years ended December 31, 2009 and 2008:

	Year ended December 31, 2009	Year ended December 31, 2008
Numerator for basic and diluted income (loss) per share	$(1,913,328)	$(681,131)

Denominator for basic and diluted weighted average shares	110,665,532	72,408,306

Basic and diluted net loss per common share	$(0.02)	$(0.01)

NOTE 9 - OTHER INCOME

Other income includes primarily extraordinary income (relief of debt) due to the write down of accounts payable in 2007 and 2008.  The Company does not ordinarily write down payables, thus the one large tax payable and smaller trade payables were considered extraordinary.

NOTE 10 - FINANCIAL HIGHLIGHTS

Statement of Operations Data:	For the Year Ended December 31, 2009	For the Year Ended December 31, 2008
Total Income	$954,410	$133,686
Total Expenses	1,489,763	338,583
Net Income (Loss) before other income (expense)	(1,340,988)	(204,897)
Net Realized and Unrealized (Losses) Gains	(572,340)	(476,234)
Net Income (Loss)	(1,913,328)	(681,131)

Per Share Data:
Net Income (Loss) per Share	$(0.02)	$(0.01)

Balance Sheet Data:
Total Assets	$3,752,867	$1,482,822
Borrowings Outstanding	1,143,526	341,423
Shareholders’ Equity	1,909,698	1,097,160

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements on accounting or financial disclosure with Larry O’Donnell, CPA, the Company’s independent public accounting firm during the fiscal year ended December 31, 2009.

ITEM 9A.                                CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Evaluation of Disclosure Controls

Our Chief Executive Officer and Principal Financial Officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (Exchange Act) Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this annual report, has concluded that our disclosure controls and procedures are effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. We believe our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective.

Management’s Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Rules 13a-15(f) under the Securities Exchange Act of 1934, internal control over financial reporting is a process designed by, or under the supervision of, the Company’s principal executive, principal operating and principal financial officers, or persons performing similar functions, and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

The Company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records, that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of the Company’s management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management, including the Company’s Chief Executive Officer and Principal Financial Officer assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, management used the framework in “Internal Control - Integrated Framework” promulgated by the Committee of Sponsoring Organizations of the Treadway Commission, commonly referred to as the “COSO” criteria. Based on the assessment performed, management believes that as of December 31, 2009, the Company’s internal control over financial reporting was effective based upon the COSO criteria. Additionally, based on management’s assessment, the Company determined that there were no material weaknesses in its internal control over financial reporting as of December 31, 2009.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Changes in Internal Controls

During the year ended December 31, 2009, there was no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

The Company’s management, including the chief executive officer and principal financial officer, do not expect that its disclosure controls or internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.

Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management’s override of the control. The design of any systems of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of these inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Individual persons perform multiple tasks which normally would be allocated to separate persons and therefore extra diligence must be exercised during the period these tasks are combined. Management is aware of the risks associated with the lack of segregation of duties at the Company due to the small number of employees currently dealing with general administrative and financial matters. Although management will periodically reevaluate this situation, at this point it considers the risks associated with such lack of segregation of duties and that the potential benefits of adding employees to segregate such duties do not justify the substantial expense associated with such increases. It is also recognized the Company has not designated an audit committee and no member of the board of directors has been designated or qualifies as a financial expert. The Company should address these concerns at the earliest possible opportunity.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information concerning our directors and executive officers:

Name	Age	Position
Robert H. Cole	66	Chief Executive, Chief Financial Officer and Director

Cristiano Germinario	38	Secretary and Director

Manu Kalia	38	Director

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

Manu Kalia

Manu Kalia brings 13 years of high tech and financial management experience to StarInvest. He has served at senior management levels as: CEO of Promana Solutions Inc. (web services), CFO of ARC International PLC (semiconductors), CFO of Tradeworx Inc. (statistical-arbitrage financial analytics/ hedge fund), and CEO of Open Source Creations Inc. (online collaboration). Prior to that, Manu spent time as an investment banker for Commonwealth Associates, as an analyst for Sanford Bernstein, and as a manager at Lucent Technologies Bell Laboratories. Manu holds a Bachelors in Engineering Sciences (cum laude) from Dartmouth College, and an MBA from the Amos Tuck School of Business Administration at Dartmouth. anu brings 13 years of high tech and financial management experience to StarInvest. He has served at senior management levels as: CEO of Promana Solutions Inc. (web services), CFO of ARC International PLC (semiconductors), CFO of Tradeworx Inc. (statistical-arbitrage financial analytics/ hedge fund), and CEO of Open Source Creations Inc. (online collaboration). Prior to that, Manu spent time as an investment banker for Commonwealth Associates, as an analyst for Sanford Bernstein, and as a manager at Lucent Technologies Bell Laboratories. Manu holds a Bachelors in Engineering Sciences (cum laude) from Dartmouth College, and an MBA from the Amos Tuck School of Business Administration at Dartmouth.

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

Meetings and Committees of the Board of Directors

Our Board of Directors conducts its business through meetings of the Board.  During the fiscal year ended December 31, 2009, our Board of Directors held telephone meetings and took numerous actions by unanimous consent.

Nominating Committee. Our entire Board of Directors participates in consideration of director nominees. The Board will consider candidates who have experience as a board member or senior officer of a company or who are generally recognized in a relevant field as a well-regarded practitioner, faculty member or senior government officer. The Board will also evaluate whether the candidates' skills and experience are complementary to the existing Board's skills and experience as well as the Board's need for operational, management, financial, international, technological or other expertise. The Board will interview candidates that meet the criteria and then select nominees that Board believes best suit our needs.

The Board will consider qualified candidates suggested by stockholders for director nominations. Stockholders can suggest qualified candidates for director nominations by writing to our President Robert Cole at P.O. Box 50236, Midland, TX, 79710.  Submissions that are received that meet the criteria described above will be forwarded to the Board for further review and consideration. The Board will not evaluate candidates proposed by stockholders any differently than other candidates.

Audit Committee.  Presently, the Board of Directors acts as the audit committee. The Audit Committee operates pursuant to a charter adopted by the Board of Directors. The charter sets forth the responsibilities of the Audit Committee. Following the resignation of Ronald Signore as a director on January 10, 2008, we no longer have an Audit Committee financial expert.  The primary function of the Audit Committee is to serve as an independent and objective party to assist the Board of Directors in fulfilling its responsibilities for overseeing and monitoring the quality and integrity of the Company’s financial statements, the adequacy of the Company’s system of internal controls, the review of the independence, qualifications and performance of the Company’s independent registered public accounting firm, and the performance of the Company’s internal audit function.

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

Compliance with Section 16(a) of the Exchange Act
Section 16(a) of the Exchange Act requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock.  Such persons are required by SEC regulations to furnish us with copies of all Section 16(a) report which they file.  Based upon our review of the Forms 3, 4 and 5 submitted by these reporting persons, during the fiscal year ended December 31, 2009, Manu Kalia did not file a Form 3 in connection with his appointment to the Board of Directors.

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

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth information regarding compensation earned in or with respect the Company’s fiscal year ending December 31, 2009 by:

	Each person who served as the Registrant's principal executive officer or acting in a similar capacity during the last completed fiscal year, regardless of compensation level ;

	Each person who served as the Registrant's principal financial officer or acting in a similar capacity during the last completed fiscal year, regardless of compensation level; and


The Registrant's three most highly compensated executive officers other than the principal Executive Officer and the principal financial officer who were serving as executive officers at the end of the last completed fiscal year; and


Up to two additional individuals for whom disclosure would have been provided pursuant to paragraph (a)(3)(iii) of Item 402 but for the fact that the individual was not serving as an executive officer of the registrant at the end of the last completed fiscal year

We refer to these officers collectively as our named executive officers.

Summary Compensation Table

Name and principal position	Year	Salary	Bonus	Stock awards	Option awards	Nonequity incentive plan compensation	Nonqualified deferred compensation earnings	All other compensation	Total
		($)	($)	($)	($)	($)	($)	($)	($)
Robert H. Cole CEO and CFO	2009	90,000	0	0	0	0	0	0	90,000
Mr. Leon Urbaitel (CEO of MTA)	2009	60,000		0	0	0	0	0	60,000
Cristiano Germinario (Secretary)	2009	60,000	0	0	0	0	0	0	60,000

Employment Agreements – On December 31, 2008 the Company entered into an Employment Agreement with R & J Cole, Inc. pursuant to which the Company agrees to pay Mr. Cole $7,500 per month to serve as the Chief Executive Officer and Chief Financial Officer of the Company. The Company has agreed to modify this contract for 2010 fiscal year and agreed to pay R& J Cole, Inc. $10,000 per month. The Employment Contract can be extended upto five years, as of that date, unless either party shall have given to the other party notice, in the manner hereinafter provided, no later than on September 30th of each year.

On May 1, 2009 the Company entered into a Employment Agreement with Mr. Cristiano Germinario pursuant to which Mr. Germinario serves as the Operation Manager of My transfer Agent, LLC.  In consideration for his services, the Company agrees to compensate Mr. Germinario  $5,000 per month. The Employment Agreement expires in March 31, 2011.

On October 20, 2008 the Company entered into an Agreement with Mr. Leon Urbaitel pursuant to which Mr. Urbaitel has served as Chief Executive Officer of My Transfer Agent, LLC, a wholly owned subsidiary of the Company.  In consideration for his services as Chief Executive Officer of MTA,, the Company agrees to pay Mr. Urbaitel $5,000 per month. This contract expires in September 30, 2011. The Company owes Mr. Urbaitel a balance of $12,500 for the payment of the $25,000 cash bonus related to his employment agreement dated October 20, 2008.

Outstanding Equity Awards

As of December 31, 2009, none of our directors or executive officers held unexercised options, stock that had not vested, or equity incentive plan awards. No stock options or stock appreciation rights were granted to any of our directors or executive officers during the period from the date of our incorporation through December 31, 2009.

Option/SAR Grants

We do not currently have a stock option plan. No individual grants of stock options, whether or not in tandem with stock appreciation rights known as SARs or freestanding SARs have been made to any executive officer or any director since our inception; accordingly, no stock options have been granted or exercised the officer and director since we were founded.

Long-Tem Incentive Plans and Awards

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance. No individual grants or agreements regarding future payouts under non-stock price-based plans have been made to any executive officer or any director or any employee or consultant since our inception; accordingly, no future payouts under non-stock price-based plans or agreements have been granted or entered into or exercised by any of the officers or directors or employees or consultants since we were founded.

Other Compensation

We have no pension, health, annuity, bonus, insurance, equity incentive, non-equity incentive, stock options, profit sharing or similar benefit plans.

Director Compensation
The following table sets forth information concerning compensation paid to or earned by our directors during 2009 under contractual agreements or other, arrangements.

Name (a)	Year	Fees earned or paid in cash ($) (b)	Stock Awards ($) (c)	Option Awards ($) (d)	Non-equity incentive plan compensation ($) (e)	Nonqualified deferred compensation earnings ($) (f)	All other compensation ($) (g)	Total ($) (h)
Robert H. Cole	2009	0	0	0	0	0	0	0
Manu Kalia(1)	2009	0	250	0	0	0	0	250
*Cristiano Germinario(2)	2009	0	1,500	0	0	0	0	1,500
(1) 25,000 shares were issued to Manu Kalia for services rendered as a director of the Company.

(2)150,000 shares were issued to Cristiano Germinario for services rendered as director of the Company.

Summary of Director Compensation

On December 09, 2009 the Company issued 175,000 restricted shares of common stock as bonus compensation to it directors, 25,000 shares were issued to Manu Kalia for services rendered as a director of the Company and 150,000 shares were issued to Cristiano Germinario for services rendered as director of the Company.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table lists, as of March 31, 2010, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 201,620,194 shares of our common stock issued and outstanding as of March 31, 2010.

As of December 31, 2009 the Company granted a total of 3 series of Warrants (A-B-C) to the noteholder in relation to the Company’s Regulation D offering. Each series grants the right to the noteholders to exercise the right to convert up to 41,213,575 restricted shares of its common stock at a strike price of $0.15 $0.25 and $0.35 respectively.

Except as indicated by footnote, and subject to community property laws where applicable, to our knowledge, each person listed is believed to have sole voting and investment power with respect to all shares of common stock owned by such person.

Name of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned	Percent of Common Stock Beneficially Owned
Beneficial Owners of 5%
Robert H. Cole(1) 5102 Los Alamitos Ct. Midland, Texas 79705	26,166,667	12.98%
Ronald Moschetta (2) 345 Blackheath Road Lido Beach,, NY 11561	25,000,000	12.40%
James Dovico 85 Johnneck Road Shirlew, NY 11967	28,000,000	13.89%
Douglas Carter 28 Rose Run Lamberville, NJ 08530	18,000,000	8.93%
Cristiano Germinario 198 Arlington Avenue Jersey City, New Jersey 07305	1,150,000	0.57%
Leon Urbaitel 33 North Avenue, APT 12 Burlington, VT 05401	4,183,333	2.07%
All directors and executive officers as a group (three people)		50.84%

(1) Robert H. Cole directly owns 295,000 restricted common shares. Also Mr. Cole owns 50% of R&J Cole, Inc., the general partner and owner of 1% of Reese-Cole Partnership Ltd, that directly owns 11,666,667 restricted common shares of the Company. In addition, Mr. Cole is acting as the custodian for his son Mr. David R. Cole, who directly owns 250,000 common shares. R&J Cole, Inc. owns 14,500,000 restricted common shares.

(2) Ronald Moschetta directly owns 13,000,000 restricted common. Also he controls Phoenix Holdings, Inc that directly owns 12,000,000 restricted common shares.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

 We were in default of the $775,000 note related to the Loan Agreement, dated March 12, 2006, with Strasbourger, Pearson, Tulcin, Wolff, Incorporated (“SPTW”) a privately-held NYSE Member Firm, which specializes in convertible securities, and small-cap private placement. On October 28, 2009 the Company and the Noteholders reached an agreement under which the Company agreed to pay a total of $349,232.8 including principal and accrued interest to the Noteholders and the Noteholders agreed to convert such amount into 11,641,096 restricted common shares of the Company.

The Company has an Employment Contract with R & J Cole, Inc, to hire Robert H. Cole to serve as its CEO/CFO.  Under this Contract, the Company agreed to pay Mr. Cole $7,500 per month until December 31, 2009. For 2010 the Contract was modified to increase Mr. Cole salary from $7,500 per month to $10,000 per month. The contract will expire on December 31, 2013.

The Company has an Employment Contract with Mr. Cristiano Germinario to serve as the Operation Manager of My Transfer Agent, LLC.   He has been serving in this capacity since May 1, 2009 and continues to serve in this position.  Before that, he served as a consultant to the company since April 1, 2006. Under the Employment Contract, Mr. Germinario is paid $5,000 per month. This contract expired on March 31, 2011.  All contracts can be extended from year to year.

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

  ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

From April 2005 to present, our principal independent accountant has been Larry O'Donnell, CPA, P.C. Their pre-approved fees billed to the Company are summarized below:

	Fiscal year ending December 31, 2009	Fiscal year ending December 31, 2008
Audit Fees	$5,000	$5,000
Audit Related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0

(1) AUDIT FEES

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s Form 10-Q (17 CFR 249.308a) or 10-QSB (17 CFR 249.308b) or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was $5,000 for the fiscal year ended December 31, 2008 and $5,000 for the fiscal year ended December 31, 2009.

(2) AUDIT-RELATED FEES

No fees were billed in each of the last two fiscal years for assurance and related services by the principal accountant related to the performance of the audit or review of the Company’s financial statements.

(3) TAX FEES

No fees were billed for each of the fiscal years ended December 31, 2008 and 2009 for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning.

(4) ALL OTHER FEES

No fees billed were bill for each of the fiscal years ended December 31, 2008 and 2009 for professional services rendered by the principal accountant for any other services.

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

10.13
Purchase Agreement, dated May 28, 2009, among Exx.com LLC, James Dovico and Douglas Carter and StarInvest Group, Inc. (annexed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 18, 2009, and incorporated herein by reference).

14.1	Code of Ethics

31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 31, 2010	STARINVEST GROUP, INC.
By: /s/ Robert H. Cole
Name: Robert H. Cole
Title: Chief Executive Officer, Chief Financial Officer and Director (Principal Executive, Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures                                                      Title

Date	Signature	Title
March 31, 2010	/s/ Robert H. Cole	Chief Executive Officer, Chief Financial Officer and Director (Principal Executive, Financial and Accounting Officer)

March 31, 2010	/s/ Cristiano Germinario	Secretary and Director