Form 10-Q
period 2010-03-31
STARINVEST GROUP, INC.
filed 2010-05-17
CIK 810270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF
THE SECURITIES AND EXCHANGE ACT OF 1934

For the period ended March 31, 2010

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
(State of other jurisdiction of Identification )                                                                                                       (IRS Employer incorporation or organization)

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

Large accelerated filer	Accelerated filer 
Non-accelerated filer 	Smaller reporting companyx
(Do not check if a smaller reporting company)

State the number of shares outstanding of each of the issuer's classes of common equity, as the latest practicable date: There were 201,620,200 shares of the Registrant's common stock issued and outstanding as of May 14, 2010

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  [  ]  No [ X ]

StarInvest Group, Inc.

FORM 10-Q

QUARTERLY PERIOD ENDED March 31, 2010

Item 1 - Financial Statements

STARINVEST GROUP, INC.
BALANCE SHEET
AS OF MARCH 31, 2010 & DECEMBER 31, 2009

	2010	2009
ASSETS	(unaudited)	(audited)
Current Assets
Cash	$21,299	$11,527
Receivable, deposits and other	174,669	179,476
Total current assets	195,968	191,003

Computers and software (net)	149,498	150,809

Investments and loans (cost of $669,999 & $649,999)	739,430	721,630
Website and organization costs (net)	694,975	619,415
Goodwill	2,070,010	2,070,010

Total assets	$3,849,881	$3,752,867

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses	$766,834	$671,891
Loans payable	1,662,946	1,143,526
Total current liabilities	2,429,780	1,815,417

Long term liabilities	25,000	27,752

Stockholders' equity
Common stock, $.001 par value, 900,000,000 shares
authorized; 201,620,200 and 201,620,200 shares issued
and outstanding, respectively	201,620	201,620
Additional paid-in-capital	16,576,744	16,135,579
Accumulated deficit	(15,383,263)	(14,427,501)
Total stockholders' equity	1,395,101	1,909,698

Total liabilities and stockholders' equity	$3,849,881	$3,752,867

STARINVEST GROUP, INC.
STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31,

	2010	2009
	(unaudited)	(unaudited)
Income
Interest	$11,250	$11,250
Stock transfer income	5,467	923
Consulting income	35,173	-
Total income	51,890	12,173
Cost of goods sold	231,194	-
Gross Profit	(179,304)	12,173
Expenses:
General and administrative	193,378	81,123
Professional Fees	78,044	48,323
Interest Expense	15,698	9,508
Total expenses	287,120	138,954

Loss before other income (expenses)	(466,424)	(126,781)

Net Realized and Unrealized Gains (Losses):
Net realized gain (loss) on investments	-	9,399
Net unrealized gain (loss) on investments	(13,449)	-
Total net gains (losses)	(13,449)	9,399

Net loss	$(479,873)	$(117,382)

Basic earnings (loss) per common share	$(0.00)	$(0.00)
Diluted earnings (loss) per common share	$(0.00)	$(0.00)
Weighted average common shares outstanding - basic	201,620,200	90,854,104
Weighted average common shares outstanding - diluted	238,550,629	91,354,104

STARINVEST GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31,

	2010	2009

Cash flows from operating activities:
Net loss	$(479,873)	$(117,382)

Adjustments to reconcile net loss to net
cash used in operating activities:
Net unrealized loss in investments	13,449	-
Depreciation and amortization	25,751	3,238
Interest expense	15,698	9,474
Interest income	(11,250)	(11,250)
Changes in assets and liabilites
(Increase) decrease in assets:
(Increase) decrease in receivable and prepaid expenses	4,807	1,221
Other assets	(1,201)	(1,201)
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	94,943	(2,065)
Total adjustments	142,197	(583)

Net cash used in operating activities	(337,676)	(117,965)

Cash flows from investing activities
Net cash (paid for) received from investments	(36,552)	34,157
Net cash provided by investing activities	(36,552)	34,157

Cash flows from financing activities
Net proceeds from (repayments of) loans	384,000	100,000
Payment to repurchase shares	-	-
Net cash provided (used) by financing activities	384,000	100,000

Net increase (decrease) in cash	9,772	16,192

Cash, beginning of period	11,527	7,936

Cash, end of period	$21,299	$24,128

STARINVEST GROUP, INC.
STATEMENT OF INVESTMENTS
March 31, 2010

Portfolio Company	Business Description	Value -03/31/09	# Of Shares	Cost	Value	Status

Western Roses	Cemetery	$616,250	Loan	$450,000	616,250	Private

Crownbutte Wind Power, Inc.	Alternative Energy	$ 0.31	397,357	$219,999	$123,181	CBWP.PK

Total				$669,999	$739,431

Notes to the Financial Statements March 31, 2010

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

The accompanying financial statements have been prepared by StarInvest Group, Inc. ("STIV" or the "Company") without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2010, and the results of operations and cash flows for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These financial statements should be read in conjunction with the audited financial statements and related notes and schedules included in the Company's 2009 Annual Report filed on Form 10-K dated December 31, 2009. The results of operations for the periods ended March 31, 2010 and 2009 are not necessarily indicative of the operating results for the full years.

The Company is offering its services through its subsidiaries My Transfer Agent, LLC, Stocktransfer.com,  MyTransferAgent.com, EXX.com. Todd & Company Inc. is still restricted from operating pending registration and approval of its management and compliance personnel by FINRA. .

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

Stock Transfer.com (“ST”) is an agent’s resource information providing the latest information about the stock transfer industry and providing consulting services for public and private companies.StockTransfer.com consolidates industry specific information to educate, inform and assist companies with finding information about being or going public. The site is also used as a vehicle to educate shareholders about their investments and give them access to services and professionals who can assist them.

EXX is in the business of building autonomous, efficient reliable and cost effective trading platforms in order to achieve Straight Through Processing (STP) in the financial industry.  The Company's main business is customizing proprietary platforms so from one program STP is enabled across all the financial networks.

Todd & Company is a registered Broker dealer in the financial sector. StarInvest recently closed the acquisition and acquired all of the outstanding shares of common stock of Todd & Co. On March 17, 2010, Todd & Company received FINRA’s approval of the firm’s 1017 applications and acceptance of StarInvest Group Inc., as the new owner. We are currently awaiting final approval of the management by FINRA, so that Todd & Company can begin operations.

The Company is also retaining a portion of its portfolio focused in a wide variety of different sectors including but not limited to alternative resources, technology, biotech, insurance, and services.  As of March 31, 2010, we invested approximately $669,999 in 2 companies.  The Company is looking to sell non core business as the financial sector has become our foundation to grow. The proceeds from the assets sales will be used to reduce debt and drive growth in MTA , Todd & Co and EXX.com.

NOTE 2 - INVESTMENTS

As of March 31, 2010, the Company has retained a portfolio of 2 investments for a total of approximately $669,999 in funded capital and with a current valuation of $ 739,431.  Our investment portfolio consists of the following:

Portfolio Company	Description	Value
Crownbutte Wind Power, Inc	Equity	123,181
Western Roses	Loan	616,250

Total		$739,431

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

NOTE 3 - EQUITY TRANSACTIONS

None.

NOTE 4 - LOANS PAYABLE
                                                                        March 31, 2010                        December 31, 2009

Convertibles Debenture payable with an
aggregate principal of $1,177,103.97, due
in March 31, 2013 at an interest at 3% per annum,
interest paid semi-annually.  Accrued interest on
these convertibles at March 31, 2010 is
approximately $16,224.45.
These loans are unsecured.                                 $1,193,328                                 $ 895,260
Current Loans Payable, no interest accrued
These loans are unsecured                                       469,618                                 $ 251,018
                                                                             ------------                                    ----------

Total current loans payable                                $1,662,946                                $1,146,278

NOTE 5 – CURRENT QUARTER EVENTS

On March 17, 2010, Todd & Company received FINRA’s approval of the firm’s 1017 application and acceptance of StarInvest as the new owners. This may represent a further step forward in the implementation of our long term strategy to become a full service financial firm with 21st century technologies creating a recurring revenue model by servicing new and existing customers.

On May 4, 2010, Starinvest Group, Inc. foreclosed on the facilities of Western Roses Memorial Park, Inc.  The facility is a 60.89 acre licensed perpetual care cemetery with a crematory facility on site serving the Midland and Odessa markets.  Starinvest has a 58% interest in the facility and will play a vital role in analyzing all available options to enhance the value of its investment and ultimately the interest of its shareholders.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As used in this Form 10-Q, references to the "Company," “STIV”, "we," “our” or "us" refer to StarInvest Group, Inc. unless the context otherwise indicates.

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our industry, our beliefs, and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” and “estimates” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. Important assumptions include our ability to originate new loans and investments, certain margins and levels of profitability and the availability of additional capital. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Form 10-Q should not be regarded as a representation by us that our plans and objectives will be achieved. In addition, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009, which could materially affect our business, financial condition or future results.  These risks are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.  Our actual results may differ significantly from the results projected in the forward-looking statements.   We assume no obligation to update forward-looking statements, except as otherwise required under the applicable federal securities laws.

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

OUR STRATEGY

The Company’s strategy is focused on offering a full menu of services in the financial sector through its subsidiaries.

As a result of our October 16, 2009 acquisition of EXX.COM, LLC, the Company is now forming a strategy to expand the customer base of EXX.com into our Broker Dealer (BD). The ECN platform will provide quote services, news retrieval, charting, option chain pricing and archive all trading information, for readily accessibility, as required by securities regulations in the financial industry. In addition customers of our BD and EXX will have remote access to viewing and executing orders on the EXX platform with NYSE, FINRA, OTC markets,, OTC BB , OTC Pink sheets and option markets. The EXX Customer support desk will facilitate traditional services for clients looking for direct assistance. The institutional application is a cost effective, compliant focused flexible system with unique characteristics welcomed by institutional customers. The strategy for MTA is to acquire smaller transfer agents, to aggregate the customer base and introduce new technologies and services to its customers ADD SOMETHING HERE

RESULTS OF OPERATIONS

 Income

For the three months ended March 31, 2010 gross income totaled $51,890 as compared to $12,173 for the three months ended March 31, 2009. The primary difference was higher consulting income in the current 2010 period

 Expenses

For the three months ended March 31, 2010 expenses totaled $287,120 as compared to $138,954 for the three months ended March 31, 2009.  This increase in expenses is due to higher operating costs due to its new subsidiary EXX.com.

 Loss before other income(expenses)

The Company’s loss before other income totaled $466,434 and $126,781, respectively for the three months ended March 31, 2010 and 2009.  This increase in loss is primarily due to the increased costs of running the additional subsidiaries including compliance and ramp up expenses.

Net Realized Gains

The Company had no net realized gain for the three months ended March 31, 2010 as compared to a $94,399 realized gain for the three months ended March 31, 2009.

Net Unrealized Depreciation

There was a net unrealized loss of $13,449 for the three months ended March 31, 2010 as compared to no net unrealized losses for the three months  ended March 31, 2009.  The unrealized losses represent a lower market valuation for one of the Company's portfolio companies.

Net Loss

The Company’s net loss totaled $479,873 and $117,382, respectively for the three months ended March 31, 2010 and 2009.  This increase in loss is primarily due to the increased operating costs of its subsidiaries for the current three months ended March 31, 2010

LIQUIDITY AND CAPITAL RESOURCES

For the three months ended March 31, 2010, net cash used by operating activities was $337,676 compared to $117,965 used by operating activities for the three months ended March 31, 2009.  The current three month’s usage was due to the net loss of $479,873, interest expense of $15,698, interest income of $11,250, depreciation and amortization of $25,751 and an increase in accounts payable and accrued expenses of $944,943.  In the corresponding period of 2009, cash was used primarily by the net loss of $1174,382 and provided by interest expense of $9,474 and a decrease to accounts payable and accrued expenses of $2,065.

For the three months ended March 31, 2010, there was $36,552 in cash used for investing activities as compared to $34,157 of cash provided by investing activities for the three months ended March 31, 2009.

For the three months ended March 31, 2009, there was $384,000 provided by financing activities through the proceeds of loans.  For the comparable three month period ending March 31, 2009, there was $100,000 in cash provided by financing activities primarily through proceeds from loans.

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

CONTRACTUAL OBLIGATIONS

The following table summarizes our outstanding contractual obligations as of March 31, 2010

Contractual obligations	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations	N/A	N/A	N/A	N/A	N/A
Capital Lease Obligations	N/A	N/A	N/A	N/A	N/A
Operating Lease Obligations	N/A	N/A	N/A	N/A	N/A
Purchase Obligations	25,000	25,000	N/A	N/A	N/A
Other Long-Term Liabilities Reflected on the Registrant's Balance Sheet under GAAP	N/A	N/A	N/A	N/A	N/A
Total	25,000	25,000	N/A	N/A	N/A

OFF BALANCE SHEET ARRANGEMENTS

None.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Smaller reporting companies. A smaller reporting company, as defined by Rule 229.10(f)(1), is not required to provide the information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer as appropriate, to allow timely decisions regarding required disclosure. During the quarter ended March 31, 2010 we carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act. Based on this evaluation, management concluded that our disclosure controls and procedures were effective as of March 31, 2010.

Changes in Internal Controls

During the fiscal quarter ended March 31, 2010, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

Item 1.A                      RISK FACTORS

There are no material changes from the risk factors previously disclosed in the Company’s Annual Report for the year ended December 31, 2009 filed March 31, 2010.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4.  Removed and Reserved

ITEM 5. Other Information

None.

 ITEM 6. Exhibits

(a) Exhibits

Exhibit No.   Description
------   -----------

 31.1         Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

 32.1         Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE PAGE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 17, 2010

/s/ Robert H. Cole
-------------------------
Robert H. Cole
Chief Executive Officer, Chief Financial Officer and Director
(Principal Executive, Financial and Accounting Officer)