Form 10-Q
period 2010-06-30
STARINVEST GROUP, INC.
filed 2010-08-16
CIK 810270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF
THE SECURITIES AND EXCHANGE ACT OF 1934

For the period ended June 30, 2010

Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________to ______________

COMMISSION FILE NUMBER: 814-00652

StarInvest Group, Inc.
----------------------------------------------------------------------
(Exact name of registrant as specified in its charter)

                           Nevada                                                          91-1317131
                          -------------------------------                                         ------------------------------
                                        (State of other jurisdiction of incorporation or organization)              (IRS EmployerIdentification)

3300 North A Street Suite 2-210 Midland, Texas (Address of principal executive offices)	79705 (Zip Code)

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

Large accelerated filer	Accelerated filer
Non-accelerated filer 	Smaller reporting companyx
(Do not check if a smaller reporting company)

State the number of shares outstanding of each of the issuer's classes of common equity, as the latest practicable date: There were 201,970,200 shares of the Registrant's common stock issued and outstanding as of August 16, 2010
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  [  ]  No [ X ]

StarInvest Group, Inc.

FORM 10-Q

QUARTERLY PERIOD ENDED June 30, 2010

Item 1 - Financial Statements

STARINVEST GROUP, INC.
BALANCE SHEET
AS OF JUNE 30, 2010 & DECEMBER 31, 2009

	2010	2009
ASSETS	(unaudited)	(audited)
Current Assets
Cash	$7,108	$11,527
Receivable, deposits and other	19,267	179,476
Total current assets	26,375	191,003

Computers and software (net)	148,187	150,809

Investments and loans (cost of $649,999 & $649,999)	675,853	721,630
Website and organization costs (net)	670,535	619,415
Goodwill	2,070,010	2,070,010

Total assets	$3,590,960	$3,752,867

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses	$789,291	$671,891
Loans payable	1,763,740	1,143,526
Total current liabilities	2,553,031	1,815,417

Long term liabilities	25,000	27,752

Stockholders' equity
Common stock, $.001 par value, 900,000,000 shares
authorized; 201,620,200 and 201,620,200 shares issued
and outstanding, respectively	201,970	201,620
Additional paid-in-capital	16,585,394	16,135,579
Accumulated deficit	(15,774,435)	(14,427,501)
Total stockholders' equity	1,012,929	1,909,698

Total liabilities and stockholders' equity	$3,590,960	$3,752,867

STARINVEST GROUP, INC.
STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30,

	2010	2009
	(unaudited)	(unaudited)
Income
Interest	$-	$11,250
Stock transfer income	14,010	7,287
Consulting income	25,046	4,866
Total income	39,056	23,403
Cost of goods sold	71,318	541
Gross Profit	(32,262)	22,862
Expenses:
General and administrative	215,859	71,813
Professional Fees	62,969	9,187
Interest Expense	16,505	10,187
Total expenses	295,333	91,187

Loss before other income (expenses)	(327,595)	(68,325)

Net Realized and Unrealized Gains (Losses):
Net unrealized gain (loss) on investments	(63,577)	-
Total net gains (losses)	(63,577)	-

Net loss	$(391,172)	$(68,325)

Basic earnings (loss) per common share	$(0.00)	$(0.00)
Diluted earnings (loss) per common share	$(0.00)	$(0.00)
Weighted average common shares outstanding - basic	201,697,123	90,854,104
Weighted average common shares outstanding - diluted	254,876,343	91,942,016

STARINVEST GROUP, INC.
STATEMENT OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30,

	2010	2009
	(unaudited)	(unaudited)
Income
Interest	$11,250	$22,500
Stock transfer income	19,477	8,210
Consulting income	60,219	4,866
Total income	90,946	35,576
Cost of goods sold	302,512	541
Gross Profit	(211,566)	35,035
Expenses:
General and administrative	409,237	152,936
Professional Fees	141,013	57,510
Interest Expense	32,203	19,695
Total expenses	582,453	230,141

Loss before other income (expenses)	(794,019)	(195,106)

Net Realized and Unrealized Gains (Losses):
Net realized gain (loss) on investments	-	9,399
Net unrealized gain (loss) on investments	(77,026)	-
Total net gains (losses)	(77,026)	9,399

Net loss	$(871,045)	$(185,707)

Basic earnings (loss) per common share	$(0.00)	$(0.00)
Diluted earnings (loss) per common share	$(0.00)	$(0.00)
Weighted average common shares outstanding - basic	201,658,874	90,854,104
Weighted average common shares outstanding - diluted	246,758,585	91,898,303

STARINVEST GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30,

	2010	2009

Cash flows from operating activities:
Net loss	$(871,045)	$(185,707)

Adjustments to reconcile net loss to net
cash used in operating activities:
Net unrealized loss in investments	77,026	-
Depreciation and amortization	51,502	6,488
Interest expense	32,203	19,695
Interest income	(11,250)	(22,500)
Changes in assets and liabilites
(Increase) decrease in assets:
(Increase) decrease in receivable and prepaid expenses	160,209	(3,274)
Other assets	(1,201)	(1,201)
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	117,400	14,900
Total adjustments	425,889	14,108

Net cash used in operating activities	(445,156)	(171,599)

Cash flows from investing activities
Net cash (paid for) received from investments	(108,263)	34,124
Net cash provided by investing activities	(108,263)	34,124

Cash flows from financing activities
Net proceeds from (repayments of) loans	549,000	150,000
Payment to repurchase shares	-	-
Net cash provided (used) by financing activities	549,000	150,000

Net increase (decrease) in cash	(4,419)	12,525

Cash, beginning of period	11,527	7,936

Cash, end of period	$7,108	$20,461

STARINVEST GROUP, INC.
STATEMENT OF INVESTMENTS
June 30, 2010

Portfolio Company	Business Description	Value -06/30/10	# Of Shares	Cost	Value	Status

Western Roses	Cemetery	$616,250	Loan	$450,000	616,250	Private

Crownbutte Wind Power, Inc.	Alternative Energy	$59,603	315,215	$199,999	$59,603	CBWP.OB

Total		$676,853		$649,999

Notes to the Financial Statements June 30, 2010

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These financial statements should be read in conjunction with the audited financial statements and related notes and schedules included in the Company's 2009 Annual Report filed on Form 10-K dated December 31, 2009. The results of operations for the periods ended June 30, 2010 and 2009 are not necessarily indicative of the operating results for the full years.

The Company is offering its services through its subsidiaries My Transfer Agent, LLC, Stocktransfer.com, EXX, LLC.

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

The Company is also retaining a portion of its portfolio focused in a wide variety of different sectors including but not limited to alternative resources, technology, biotech, insurance, and services.  As of June 30, 2010, we invested approximately $ 649,999 in 2 companies.  The Company is looking to sell non core business as the financial sector has become our foundation to grow. The proceeds from the assets sales will be used to reduce debt and drive growth in MTA , Todd & Co and EXX.com.

NOTE 2 - INVESTMENTS

As of June 30, 2010, the Company has retained a portfolio of 2 investments for a total of approximately $649,999 in funded capital and with a current valuation of $ 675,853.  The Company’s investment portfolio consists of the following:

Portfolio Company	Description	Value
Crownbutte Wind Power, Inc	Equity	59,603
Western Roses	Loan	616,250

Total		675,853

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

NOTE 3 - EQUITY TRANSACTIONS

None.

NOTE 4 - LOANS PAYABLE

	June 30, 2010	December 31, 2009

Convertible Debentures payable with and aggregate
Principal of $1,452,104 due March, 2013 at
3% per annum, interest paid semi-annually. Accrued
Interest on these convertible debentures at June 30, 2010
Is $26,421.

Theses loans are unsecured.	$1,478,525	$895,260

Loan to Reese-Cole Partnership is secured
By the assets of Starinvest Group	$140,215	$140,215

Current loans payable, no interest accrued
These loans are unsecured.	$145,000	$110,803

Total current loans payable	$1,763,740	$1,146,278

NOTE 5 – CURRENT QUARTER EVENTS

On March 17, 2010, Todd & Company (“Todd”) received FINRA’s approval of the firm’s 1017 application and acceptance of StarInvest as the new owners. On June 21, 2010 the new management team of Todd was interviewed and approved by FINRA. On August 5, 2010, after several delays, Todd received a “Welcome Letter” from FINRA and it can now begin operations.

On May 5, 2010, StarInvest representing itself and the other investors in Western Roses, Inc (“WR”) foreclosed on the assets of the WR. Even though, STIV has been actively working with WR’s management to resolve the issue, WR has repeatedly failed to serve the $775,000 note. Also, in January 2010, it came to our knowledge that the Texas Department of Banking (TDB), which oversees perpetual care cemetery operations, decided to suspend the operations of Western Roses until certain deficiencies were corrected.  STIV to protect its investment in WR provided the manpower and capital to correct them, and on July 6, 2010, the TDB inspected the facilities and the records and confirmed that all of the deficiencies were corrected.  In the meantime, STIV has setup West Texas Memorial Park, Inc (“WTMP”) a newco to transfer the assets of WR, and we are currently awaiting approval from the TDB to have the perpetual fund transferred into WTMP. Since May 2010, the management has been been interviewing prospective candidates for the management position.  We are pleased to have found the right person in Bob Roberts. Mr. Roberts will officially begin as General Manager on September 1, 2010.

On May 12, 2010, Leon’s Urbaitel informed the Company about his resignation from his position as President of My Transfer Agent, LLC. Mr. Urbaitel was hired in July 2008.

On June 30, 2010 STIV management decided to suspend EXX operation.  The main reason for the management’s decision was the unexpected delay in the approval of Todd & Company. Without the support of an operational Broker/Dealer, EXX has been unable to recognize revenues while, at the same time, has been forced to maintain the system. The cost of running the system without receiving revenues led to the decision to suspend EXX’s services until Todd was approved by FINRA.  Now, that we have received approval, we will concentrate our resources to revamp Todd’s operations and to reestablish EXX services. StarInvest still retains ownership of the complete EXX system, including codes and programs that are at the core of the system. STIV has hired the Bamford Group, Inc, an external IT solutions provider to re-start operations, increase efficiency, and lower the maintenance costs. STIV is also looking for a professional and specialized team to replace part or all members of the previous management. The management is currently looking into taking legal action against some of the previous owners of EXX. The Company believes the previous owners have breached their contracts and their fiduciary responsibility on several occasions, and it is evaluating any possible legal actions to defend its investment in EXX, LLC.

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

As a result of our October 16, 2009 acquisition of EXX.COM, LLC, the Company is now forming a strategy to expand the customer base of EXX.com into our Broker Dealer (BD). The ECN platform will provide quote services, news retrieval, charting, option chain pricing and archive all trading information, for readily accessibility, as required by securities regulations in the financial industry. In addition customers of our BD and EXX will have remote access to viewing and executing orders on the EXX platform with NYSE, FINRA, OTC markets,, OTC BB , OTC Pink sheets and option markets. The EXX Customer support desk will facilitate traditional services for clients looking for direct assistance. The institutional application is a cost effective, compliant focused flexible system with unique characteristics welcomed by institutional customers. The strategy for MTA is to acquire smaller transfer agents, to aggregate the customer base and introduce new technologies and services to its customers

RESULTS OF OPERATIONS

 Income

For the three months ended June 30, 2010 gross income totaled $39,056 as compared to $23,403 for the three months ended June 30, 2009. The primary difference was higher Consulting and Stock Transfer income currently as compared to the 2009 period.  For the six months ended June 30, 2010 gross income totaled $90,946 as compared to $35,576 for the six months ended June 30, 2009.  Gross income is up for the same reasons the three months were up.

 Expenses

For the three months ended June 30, 2010 expenses totaled $295,333 as compared to $91,187 for the three months ended June 30, 2009.  This increase in expenses is due to higher operating costs due to its new subsidiaries MTA & EXX.  For the six months ended June 30, 2010 expenses totaled $582,453 as compared to $230,141 for the six months ended June 30, 2009.

 Loss before other income

The Company’s loss before other income totaled $327,595 and $68,325, respectively for the three months ended June 30, 2010 and 2009.  This increase in loss is primarily due to the increased costs of running the subsidiaries.  The Company's loss before other income totaled $794,019 and $195,106, respectively for the six months ended June 30, 2010 and 2009.  This six month increase in loss is primarily due to more expenses due to the newly acquired companies in the current period as compared to the period ended June 30, 2009.

Net Realized Gains

The Company had a net realized gain of $9,399 for the six months ended June 30, 2009 as compared to no gains or losses realized for the six months ended June 30, 2010.

Net Unrealized Losses

There was $63,577 in net unrealized losses for the three months ended June 30, 2010 as compared to no unrealized losses for the comparable 2009 period.  There was $77,026 in net unrealized losses  for the six months ended June 30, 2010 as compared to no net unrealized losses for the six months ended June 30, 2009.  The net unrealized losses represent a lower market valuation for some of the Company's portfolio companies.

Net Loss

The Company’s net loss totaled $391,172 and $68,325, respectively for the three months ended June 30, 2010 and 2009.  This increase in loss is primarily due to the increased operating costs of the subsidiaries for the period ended June 30, 2010.  The Company's net loss totaled $871,045 and $185,707, respectively for the six months ended June 30, 2010 and 2009.  The increase in loss is due to running the subsidiaries for the period ended June 30, 2010.

LIQUIDITY AND CAPITAL RESOURCES

For the six months ended June 30, 2010, net cash used by operating activities was $445,156 compared to $171,599 used by operating activities for the six months ended June 30, 2009.  The current six month’s usage was due to the net loss of $871,045, interest expense of $32,203, interest income of $11,250, depreciation and amortization of $51,502 and an increase in accounts payable and accrued expenses of $117,400.  In the corresponding period of 2009, cash was used primarily by the net loss of $185,707 and provided by interest expense of $19,695 and a decrease of $22,500 in non-cash interest income.

For the six months ended June 30, 2010, there was $108,263 in cash used by investing activities as compared to $34,124 of cash provided by investing activities for the six months ended June 30, 2009.  In 2009, the Company sold shares of investments on the open market and had some realized gains.

For the six months ended June 30, 2010, there was $549,000 provided by financing activities through the proceeds of loans.  For the comparable six month period ending June 30, 2009, there was $150,000 in cash provided by loan proceeds.

The Company anticipates a significant increase in capital expenditures to revamp Todd’s operations, reestablish EXX’s services, and to support the growth of MTA. These expenditures are subjected to obtaining additional financing, of which there can be no assurance. The Company's capital requirements depend on numerous factors, including market acceptance of the Company's investment ability to obtain additional financing, technological developments, capital expenditures and other factors. The Company has an immediate need for additional financing to continue operations. The Company is seeking to obtain additional capital through the sale of its securities and loans.  If the Company does not immediately receive additional financing, the Company will be required to cease operations. If the Company obtains additional financing, of which there can be no assurance, the Company may sell its equity securities. The sale of additional equity or convertible debt securities could result in additional dilution to stockholders. There can be no assurance that financing will be available in the required amounts or on terms acceptable to the Company, if at all.

CONTRACTUAL OBLIGATIONS

The following table summarizes our outstanding contractual obligations as of June 30, 2010

Contractual obligations	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
[Long-Term Debt Obligations]	1,763,740	1,763,740
[Capital Lease Obligations]
[Operating Lease Obligations]
[Purchase Obligations]	25,000	25,000
[Other Long-Term Liabilities Reflected on the Registrant's Balance Sheet under GAAP]
Total	1,788,740	1,788,740

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

b) Changes in Internal Control over Financial Reporting.

During the Quarter ended June 30, 2010, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

On June 11, 2010, the Company has agreed to issue 350,000 restricted common shares valued $9,000 for services provided to the Company by Sabrina Kozuch. The securities described above were issued in reliance on the exemption from registration set forth in Section 4(2) of the Securities Act of 1933.

ITEM 3. Defaults Upon Senior Securities

STIV defaulted on the $140,215 six month note from Reese-Cole Partnership (RCP). The maturity date was June 16, 2010 and the parties agreed to extend it to August 16, 2010.

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

Date: August 16, 2010

/s/ Robert H. Cole
-------------------------
Robert H. Cole
Chief Executive Officer