Form 10-Q
period 2010-09-30
STARINVEST GROUP, INC.
filed 2010-11-12
CIK 810270

  UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF
THE SECURITIES AND EXCHANGE ACT OF 1934

For the period ended September 30, 2010

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes o              No x

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

State the number of shares outstanding of each of the issuer's classes of common equity, as the latest practicable date: There were 201,970,200 shares of the Registrant's common stock issued and outstanding as of November 10, 2010.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  [  ]  No [ X ]

StarInvest Group, Inc.

FORM 10-Q

QUARTERLY PERIOD ENDED September 30, 2010

Item 1 - Financial Statements

STARINVEST GROUP, INC.
BALANCE SHEET
AS OF SEPTEMBER 30, 2010 & DECEMBER 31, 2009

	2010	2009
ASSETS	(unaudited)	(audited)
Current Assets
Cash	$4,353	$11,527
Receivable, deposits and other	33,314	179,476
Total current assets	37,667	191,003

Computers and software (net)	146,877	150,809

Investments and loans (cost of $1,154,999 & $649,999)	1,173,231	721,630
Website and organization costs (net)	668,595	619,415
Goodwill	2,025,011	2,070,010

Total assets	$4,051,381	$3,752,867

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses	$853,608	$671,891
Loans payable	2,397,966	1,143,526
Total current liabilities	3,251,574	1,815,417

Long term liabilities	25,000	27,752

Stockholders' equity
Common stock, $.001 par value, 900,000,000 shares
authorized; 201,970,200 and 201,620,200 shares issued
and outstanding, respectively	201,970	201,620
Additional paid-in-capital	16,576,395	16,135,579
Accumulated deficit	(16,003,558)	(14,427,501)
Total stockholders' equity	774,807	1,909,698

Total liabilities and stockholders' equity	$4,051,381	$3,752,867

STARINVEST GROUP, INC.
STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30,

	2010	2009
	(unaudited)	(unaudited)
Income
Interest	$-	$11,250
Stock transfer income	2,296	11,375
Consulting income	6,613	3,532
Total income	8,909	26,157
Cost of goods sold	17,889	4,422
Gross Profit	(8,980)	21,735
Expenses:
General and administrative	109,256	79,000
Professional Fees	9,041	88,385
Interest Expense	17,446	11,653
Total expenses	135,743	179,038

Loss before other income (expenses)	(144,723)	(157,303)

Net Realized and Unrealized Gains (Losses):
Net realized gain (loss) on investments		-
Net unrealized gain (loss) on investments	(39,401)	(331,739)
Total net gains (losses)	(39,401)	(331,739)

Net loss	$(184,124)	$(489,042)

Basic earnings (loss) per common share	$(0.00)	$(0.01)
Diluted earnings (loss) per common share	$(0.00)	$(0.01)
Weighted average common shares outstanding - basic	201,970,200	90,854,104
Weighted average common shares outstanding - diluted	260,792,121	93,822,875

STARINVEST GROUP, INC.
STATEMENT OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30,

	2010	2009
	(unaudited)	(unaudited)
Income
Interest	$11,250	$33,750
Stock transfer income	21,773	19,585
Consulting income	66,832	8,398
Total income	99,855	61,733
Cost of goods sold	320,401	4,963
Gross Profit	(220,546)	56,770
Expenses:
General and administrative	518,493	231,936
Professional Fees	150,054	145,895
Interest Expense	49,649	31,348
Total expenses	718,196	409,179

Loss before other income (expenses)	(938,742)	(352,409)

Net Realized and Unrealized Gains (Losses):
Net realized gain (loss) on investments	-	9,399
Net unrealized gain (loss) on investments	(116,426)	(331,739)
Total net gains (losses)	(116,426)	(322,340)

Net loss	$(1,055,168)	$(674,749)

Basic earnings (loss) per common share	$(0.01)	$(0.01)
Diluted earnings (loss) per common share	$(0.00)	$(0.01)
Weighted average common shares outstanding - basic	201,763,790	90,854,104
Weighted average common shares outstanding - diluted	251,487,835	92,546,877

STARINVEST GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30,

	2010	2009

Cash flows from operating activities:
Net loss	$(1,055,168)	$(674,749)

Adjustments to reconcile net loss to net
cash used in operating activities:
Net unrealized loss in investments	116,426	331,739
Depreciation and amortization	54,753	9,739
Interest expense	49,649	31,348
Interest income	(11,250)	(33,750)
Changes in assets and liabilities
(Increase) decrease in assets:
(Increase) decrease in receivable and prepaid expenses	146,162	(311,967)
Other assets	-	(1,201)
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	181,717	31,991
Total adjustments	537,457	57,899

Net cash used in operating activities	(517,711)	(616,850)

Cash flows from investing activities
Net cash (paid for) received from investments	(113,463)	30,934
Net cash provided by investing activities	(113,463)	30,934

Cash flows from financing activities
Net proceeds from (repayments of) loans	624,000	588,915
Payment to repurchase shares	-	-
Net cash provided (used) by financing activities	624,000	588,915

Net increase (decrease) in cash	(7,174)	2,999

Cash, beginning of period	11,527	7,936

Cash, end of period	$4,353	$10,935

STARINVEST GROUP, INC.
STATEMENT OF INVESTMENTS
September 30, 2010

Investments	Business Description	Value -09/30/10	# Of Shares	Cost	Value	Status

West Texas Memorial Park, Inc	Cemetery	$648,528	446,680	$450,000	648,528	Private
Juniper Group	Debenture	$ 4,500	Debenture	4,500	4,500
Crownbutte Wind Power, Inc.	Alternative Energy	$ 20,203	315,215	$199,999	$20,203	CBWP.OB
South Seas	Real Estate	$ 500,000	Property	500,000	500,000

Total		$1,173,231		$1,154,999

Notes to the Financial Statements September 30, 2010

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

The accompanying financial statements have been prepared by StarInvest Group, Inc. ("STIV" or the "Company") without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2010, and the results of operations and cash flows for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These financial statements should be read in conjunction with the audited financial statements and related notes and schedules included in the Company's 2009 Annual Report filed on Form 10-K dated December 31, 2009. The results of operations for the periods ended September 30, 2010 and 2009 are not necessarily indicative of the operating results for the full years.

The Company is currently offering transfer agent services through its wholly owned subsidiary My Transfer Agent, LLC, while Stocktransfer.com, provides the latest information on the transfer agent industry.

My Transfer Agent (“MTA”) provides "turn-key" solutions of transfer agent, legal, EDGAR and other related services to public and private companies. MTA serves as Transfer Agent performing the functions of original issue, cancellation and reissuance of stock certificates and uncertified shares. MTA is committed to delivering a complete package of products and services focused on today's technology but never losing sight that service is the first priority.

Stock Transfer.com (“ST”) is an agent’s resource information providing the latest information about the stock transfer industry to educate, inform companies with finding information about being or going public. Stocktransfer.com is also used as a vehicle to educate shareholders about their investments and give them access to services and professionals who can assist them.

EXX, LLC, a wholly owned subsidiary of StarInvest is specialized in providing trading solutions. Currently EXX is inactive following the resignations of both founders and operators. Mr. Dovico and Mr. Carter left the company with no management, and accrued liabilities. StarInvest is currently approaching a number of operators and company’s looking for a joint venture opportunity.  STIV has also reserved its right to seek any available legal action to recover the losses incurred in this acquisition.

Todd & Co., a wholly owned subsidiary of StarInvest, was approved for retail by FINRA on August 5, 2010. The Company is currently awaiting for the final decision on its application for investment banking. The 1017 application has taken longer than expected, but STIV remains confident that at the end of the application process, Todd will become a fully operational broker/ dealer.

The Company is also retaining a portion of its portfolio focused in a wide variety of different sectors including but not limited to alternative resources, technology, real estate, and services. As of September 30, 2010, the Company has invested approximately $ 1,154,999 in 4 companies.

NOTE 2 - INVESTMENTS

As of September 30, 2010, the Company has retained 4 investments for a total of approximately $1,154,999 in funded capital and with a current valuation of $ 1,173,231.  The Company’s investment portfolio consists of the following:

Investments	Description	Value
Crownbutte Wind Power, Inc	Equity	20,203
West Texas Memorial Park, Inc	Equity	648,528
Juniper Group	Debenture	4,500
South Seas Holding Corp.	Real Estate	500,000
Total		$1,173,231

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

NOTE 3 - EQUITY TRANSACTIONS

None.

NOTE 4 - LOANS PAYABLE
                                                                                                                             September 30, 2010                        December 31, 2009

Convertible Debentures payable with and aggregate
Principal of $1,452,104 due March, 2013 at
3% per annum, interest paid semi-annually.  Accrued
Interest on these convertible debentures at September 30, 2010
Is $37,647.
Theses loans are unsecured.                                                                           $1,537,751                                       $ 895,260

Loan to Reese-Cole Partnership is secured
By the assets of Starinvest Group                                                                  $  140,215                                             $ 140,215

Three Year Secured Convertible Promissory Note                                     $  500,000                                         $      -
Current loans payable, no interest accrued
These loans are unsecured.                                                                             $ 220,000                                              $ 110,803
                                                                                                                         ------------                                                ----------

Total current loans payable                                                                           $ 2,397,966                                            $1,146,278

NOTE 5 – CURRENT QUARTER EVENTS

On September 13, 2010 STIV has purchased a undeveloped commercial property site on Long Island, New York through the issuance of a $500,000 3 year secured promissory note to South Seas Holding Corp. The site has great visibility and plans are being prepared to add a commercial building on the property.

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

CRITICAL ACCOUNTING POLICIES

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States of America ("GAAP"). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenues and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. Valuations based on estimates are reviewed by us for reasonableness and conservatism on a consistent basis. Primary areas where our financial information is subject to the use of estimates, assumptions and the application of judgment include acquisitions, valuation of investments, and the realizability of deferred tax assets. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions.

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

Todd & Company (“Todd”) has received FINRA’s approval of the firm’s 1017 application, and acceptance of STIV as the new owner. In June 2010 the management team of Todd was interviewed and approved by FINRA and it is now authorized to begin retail services. The Company is currently applying to receive Investment Banking approval by FINRA, in order to offer a full menu of services as per the Company’  strategy.

StarInvest representing itself and the other investors in Western Roses Memorial Park, Inc (“WR”), on May 5, 2010  decided to foreclose on the assets of the WR. The management of STIV setup a new company (West Texas Memorial Park, Inc “WTMP”) to facilitate the transfer of assets from WR,while working to correct the deficiencies and weakness caused by the previous management. On October 4, 2010 WTMP received approval from the Texas Banking Commission to begin operations, and it also received approval by the Texan Funeral Home Commission to operate the crematory. Currently, the 60.89 acre perpetual care cemetery situated between Midland and Odessa in West Texas is fully operating, and the new recruitment of Bob L. Roberts, effective September 1, 2010, will revamp operations and restore confidence in WTMP. Mr. Roberts has an impressive track record as turn-around expert of memorial parks, with over 25 years of management experience with the past 15 years concentrated in the cemetery/funeral industry.

In addition, in September STIV purchased a commercial property site on Long Island, New York. The site has great visibility and plans are being prepared to add a building on the property.

The strategy for MTA is to acquire smaller transfer agents, to aggregate the customer base and introduce new technologies and services to its customers

RESULTS OF OPERATIONS

Results of Operations For the three months ended September 30, 2010 compared to the three months ended September 30, 2009

 Income

For the three months ended September 30, 2010 gross income totaled $8,909 as compared to $26,157 for the three months ended September 30, 2009. The primary difference was lower Interest Income and Stock Transfer income currently as compared to the 2009 period.  For the nine months ended September 30, 2010 gross income totaled $99,855 as compared to $61,733 for the nine months ended September 30, 2009.  Gross income increased due to the services provided by EXX.com and stock transfer income in the current nine months as compared to the nine months ending September 30, 2009.

 Expenses

For the three months ended September 30, 2010 expenses totaled $135,743 as compared to $179,038 for the three months ended September 30, 2009.  This decrease in expenses is due to EXX operations being put on hold currently. For the nine months ended September 30, 2010 expenses totaled $718,196 as compared to $409,179 for the nine months ended September 30, 2009.  The increase in expenses is due to the operations of EXX for the first six months of 2010, which are not in the comparable 2009 period.

 Loss before other income(expenses)

The Company’s loss before other income totaled $144,723 and $157,303, respectively for the three months ended September 30, 2010 and 2009.  The decrease in loss is primarily due to decreased professional fees in the current quarter.  The Company's loss before other income totaled $938,742 and $352,409, respectively for the nine months ended September 30, 2010 and 2009.  This nine month increase in loss is primarily due to more expenses due to the newly acquired companies in the current period as compared to the period ended September 30, 2009.

Net Realized Gains

The Company had a net realized gain of $9,399 for the nine months ended September 30, 2009 as compared to no gains or losses realized for the nine months ended September 30, 2010.

Net Unrealized Losses

There were $39,401 in net unrealized losses for the three months ended September 30, 2010 as compared to $331,739 in unrealized losses for the comparable 2009 period.  There was $116,426 in net unrealized losses for the nine months ended September 30, 2010 as compared to $331,739 in net unrealized losses for the nine months ended September 30, 2009.  The net unrealized losses represent lower market valuations for some of the Company's portfolio companies.

Net Loss

The Company’s net loss totaled $184,124 and $489,042, respectively for the three months ended September 30, 2010 and 2009.  This decrease in loss is primarily due to the large unrealized loss for the period ended September 30, 2009.  The Company's net loss totaled $1,055,168 and $674,749, respectively for the nine months ended September 30, 2010 and 2009.  The increase in loss is due to running the subsidiaries for the period ended September 30, 2010.

Results of Operations For the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009

LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended September 30, 2010, net cash used by operating activities was $517,711 as compared to $616,850 used by operating activities for the nine months ended September 30, 2009.  The current nine month’s usage was due to the net loss of $1,055,168, interest expense of $49,649, interest income of $11,250, depreciation and amortization of $54,753 and an increase in accounts payable and accrued expenses of $181,717.  In the corresponding period of 2009, cash was used primarily by the net loss of $674,749 and provided by interest expense of $31,348 and a decrease of $33,750 in non-cash interest income.

For the nine months ended September 30, 2010, there was $113,463 in cash used by investing activities as compared to $30,934 of cash provided by investing activities for the nine months ended September 30, 2009.  In 2009, the Company sold shares of investments on the open market and had some realized gains.

For the nine months ended September 30, 2010, there was $624,000 provided by the proceeds generated by the sale of the Company securities through Regulation D. For the comparable nine month period ending September 30, 2009, there was $588,915 in cash provided by the proceeds generated by the sale of the Company securities through Regulation D

The Company anticipates a significant increase in capital expenditures to expand Todd’s operations, reestablish EXX’s services, and to support the growth of MTA. These expenditures are subjected to obtaining additional financing, of which there can be no assurance. The Company's capital requirements depend on numerous factors, including market acceptance of the Company's investment ability to obtain additional financing, technological developments, capital expenditures and other factors. The Company has an immediate need for additional financing to continue operations. The Company is seeking to obtain additional capital through the sale of its securities.  If the Company does not immediately receive additional financing, the Company will be required to cease operations. If the Company obtains additional financing, of which there can be no assurance, the Company may sell its equity securities. The sale of additional equity or convertible debt securities could result in additional dilution to stockholders. There can be no assurance that financing will be available in the required amounts or on terms acceptable to the Company, if at all.

CONTRACTUAL OBLIGATIONS

The following table summarizes our outstanding contractual obligations as of September 30, 2010

Contractual obligations	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
[Long-Term Debt Obligations]	2,397,966	1,897,966	500,000
[Capital Lease Obligations]
[Operating Lease Obligations]
[Purchase Obligations]	25,000	25,000
[Other Long-Term Liabilities Reflected on the Registrant's Balance Sheet under GAAP]
Total	2,422,966	1,922,966	500,000

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

b) Changes in Internal Control over Financial Reporting.

During the Quarter ended September 30, 2010, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1. Legal Proceedings

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company. The Company’s property is not the subject of any pending legal proceedings.

Item 1.A                      RISK FACTORS

A smaller reporting company, as defined by Item 10 of Regulation S-K, is not required to provide the information required by this item.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Purchases of equity securities by the issuer and affiliated purchasers

None.

Use of Proceeds

None.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Removed and Reserved

None.

ITEM 5. Other Information

On October 12, 2010 STIV announced that West Texas Memorial Park, Inc. received approval from the Texas Banking Commission to began operations effective immediately. Newly licensed under the State Of Texas Perpetual Care laws, WTMP has recruited and hired Bob L. Roberts effective September 1, 2010. Mr. Roberts has over 25 years of management experience with the past 15 years concentrated in the cemetery/funeral industry. Mr. Roberts has an impressive track record as turn-around expert of memorial parks, and STIV is confident he will bring his talent to revamp operations and restore confidence in WTMP.

Effective November 05, 2010, the client-auditor relationship between StarInvest Group, Inc. (the "Company") and Larry O’Donnell, CPA, P.C. (the "Former Auditor") was terminated upon the dismissal of the Former Auditor as the Company’s independent registered accounting firm.  Effective November 05, 2010, the Company engaged Bongiovanni & Associates, CPA’s ("B&A") as its principal independent public accountant to audit the Company's financial statements for the year ending December 31, 2010.  The decision to change accountants was approved by the Company's Board of Directors, effective November 05, 2010, and was necessitated as a result of the sale of Larry O’Donnell, CPA, P.C. to De Joya Griffith & Company, LLC, a full service accounting firm based in Henderson, Nevada.

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

Date: November 12, 2010
/s/ Robert H. Cole
------------------------
Robert H. Cole
Chief Executive Officer (principal executive and financial officer)

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

Date: November 12, 2010

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

Date: November 12, 2010

/s/ Robert H. Cole
Robert H. Cole, Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350, as adopted), Robert H. Cole, Chief Executive Officer of StarInvest Group, Inc. (the "Company"), hereby certifies that, to the best of his knowledge:

1. The Quarterly Report on Form 10-Q of the Company for the fiscal quarter ended September 30, 2009 (the Report) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated:  November 12, 2010

/s/  Robert H. Cole
Robert H. Cole
Chief Executive Officer (principal executive and financial officer)

Exhibit 32.2

CERTIFICATION PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350, as adopted), Robert Cole, Chief Financial Officer of StarInvest Group, Inc. (the "Company"), hereby certifies that, to the best of his knowledge:

1. the Quarterly Report on Form 10-Q of the Company for the fiscal quarter ended September 30, 2009 (the Report) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d));and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: November 12, 2010
/s/ Robert H. Cole
Robert H. Cole
Chief Financial Officer (principal executive and financial officer)