Form 10-Q/A
period 2010-09-30
STARINVEST GROUP, INC.
filed 2010-11-16
CIK 810270

  UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF
THE SECURITIES AND EXCHANGE ACT OF 1934

For the period ended September 30, 2010

Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________to ______________

COMMISSION FILE NUMBER: 814-00652

StarInvest Group, Inc.
----------------------------------------------------------------------
(Exact name of registrant as specified in its charter)

                                                                                                Nevada                                                                 91-1317131
                                                                       ---------------------------------------                                    ----------------------------
                                                       (State of other jurisdiction of incorporation or organization)           (IRS Employer Identification )
3300 North A Street Suite 2-210 Midland, Texas (Address of principal executive offices)	79705 (Zip Code)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as the latest practicable date: There were 201,970,200 and 201,620,200 shares of the Registrant's common stock issued and outstanding as of November 10, 2010.

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
authorized; and 201,970,200 shares issued
and outstanding, respectively	201,970	201,620
Additional paid-in-capital	16,576,395	16,135,579
Accumulated deficit	(16,003,558)	(14,427,501)
Total stockholders' equity	774,807	1,909,698

Total liabilities and stockholders' equity	$4,051,381	$3,752,867

STARINVEST GROUP, INC.
STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30

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
FOR THE NINE MONTHS ENDED SEPTEMBER 30

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
FOR THE NINE MONTHS ENDED SEPTEMBER 30

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

NOTE 5 – CURRENT QUARTER EVENTS

On September 13, 2010 STIV has purchased an undeveloped commercial property site on Long Island, New York through the issuance of a $500,000 3 year secured promissory note to South Seas Holding Corp. The site has great visibility and plans are being prepared to add a commercial building on the property.

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

Results of Operations For the three months and nine months ended September 30, 2010 compared to the three months and nine months ended September 30, 2009

 Income

For the three months ended September 30, 2010 gross income totaled $8,909 as compared to $26,157 for the three months ended September 30, 2009. The primary difference was lower Interest Income and Stock Transfer income currently as compared to the 2009 period.  For the nine months ended September 30, 2010 gross income totaled $99,855 as compared to $61,733 for the nine months ended September 30, 2009.  Gross income increased due to the services provided by EXX.com and stock transfer income in the current nine months as compared to the nine months ending September 30, 2009.

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

 Loss before other income(expenses)

The Company’s loss before other income totaled $(144,723) and $(157,303), respectively for the three months ended September 30, 2010 and 2009.  The decrease in loss is primarily due to decreased professional fees in the current quarter.  The Company's loss before other income totaled $(938,742) and $(352,409), respectively for the nine months ended September 30, 2010 and 2009.  This nine month increase in loss is primarily due to more expenses due to the newly acquired companies in the current period as compared to the period ended September 30, 2009.

Net Realized Gains

The Company had a net realized gain of $9,399 for the nine months ended September 30, 2009 as compared to no gains or losses realized for the nine months ended September 30, 2010.

Net Unrealized Losses

There were $(39,401) in net unrealized losses for the three months ended September 30, 2010 as compared to $(331,739) in unrealized losses for the comparable 2009 period.  There was $(116,426) in net unrealized losses for the nine months ended September 30, 2010 as compared to $(331,739) in net unrealized losses for the nine months ended September 30, 2009.  The net unrealized losses represent lower market valuations for some of the Company's portfolio companies.

Net Loss

The Company’s net loss totaled $(184,124) and $(489,042), respectively for the three months ended September 30, 2010 and 2009.  This decrease in loss is primarily due to the large unrealized loss for the period ended September 30, 2009.  The Company's net loss totaled $(1,055,168) and $(674,749), respectively for the nine months ended September 30, 2010 and 2009.  The increase in loss is due to running the subsidiaries for the period ended September 30, 2010.

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

Date: November 16, 2010
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

Date: November 16, 2010

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

Date: November 16, 2010
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

Dated:  November 16, 2010

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

Dated: November 16, 2010
/s/ Robert H. Cole
Robert H. Cole
Chief Financial Officer (principal executive and financial officer)