Form 10-K
period 2010-12-31
STARINVEST GROUP, INC.
filed 2011-07-01
CIK 810270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2)

Yes ☐  No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently computed second fiscal quarter. $1,915,193 based upon $0.011 per share which was the last price at which the common equity was sold on the Over the Counter Bulletin Board.

The number of shares of the issuer’s common stock issued and outstanding as of July 1, 2011 was 201,970,200 shares.

Documents Incorporated By Reference: None

(1)

STARINVEST GROUP, INC

FORM 10-K FOR THE FISCAL YEAR

ENDED DECEMBER 31, 2010

(2)

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

Overview

During the fiscal year ended December 31, 2010, the Company generated approximately $45,472 in revenues from the transfer agent operations of its wholly owned subsidiary My Transfer Agent, LLC and $53,180 in revenues from the trading solutions operations of EXX, LLC. Currently, we are no longer offering transfer agency services or trading solutions.

The Company still maintains a portfolio focused in a wide variety of different sectors including but not limited to alternative resources, technology, real estate, and a cemetery. As of December 31, 2010, we have invested approximately $1,154,999 in these four investments cumulative to date, although some have been impaired and written down. The Company is looking to sell these investments and use the proceeds to reduce its outstanding debt.

We are a small company with limited financial and managerial resources. In addition to the risks and uncertainties that we face, we have an immediate need to raise additional capital to service our debt. We cannot assure you that we will be successful in raising any additional capital, if we are successful in doing so, that we can do on terms that reasonable in light of our current circumstances.

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

We purchased a transfer agency and trading solution business, but currently no longer operate these businesses.

Currently our headquarters are at 3300 North A Street, Suite 2-210, Midland, Texas 79705 and our telephone number is (432) 682-8373.

(3)

Employees

We currently have one employee that manages our day-to-day operations: Robert H. Cole is serving as our Chief Executive Officer and Chief Financial Officer.

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

Our consolidated financial statements have been presented on the basis that we are a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The independent registered public accounting firm’s report on our consolidated financial statements as of and for the fiscal year ended December 31, 2010 includes an explanatory paragraph that states that we have an accumulated deficit and experienced recurring losses from operations that raise a substantial doubt about our ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have an accumulated deficit of $18,486,645 and $17,346,149 at December 31, 2010 and 2009, respectively. Additionally, for the years ended December 31, 2010 and 2009, we used cash in operations of $792,232 and $101,955, respectively.

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

We have historically lost money.  The net loss for 2010 was approximately $1,140,497 and we expect that future losses are likely to occur.  Accordingly, we may experience significant liquidity and cash flow problems if we are not able to raise additional capital as needed and on acceptable terms.  No assurances can be given that we will be successful in reaching or maintaining profitable operations.

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

(4)

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

(5)

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. DESCRIPTION OF PROPERTY

Since March 2006, our principal executive offices have been at 3300 North A Street Suite 2-210, Midland, Texas 79705. This space is being provided by our Robert Cole, our principal executive and financial officer, without cost, on a month to month basis. Management believes that our office in Texas is adequate for our operations as presently conducted.

In September 2010, STIV purchased an undeveloped commercial property site on Long Island, New York through the issuance of a $500,000 3 year secured promissory note to South Seas Holding Corp bearing interest of 2.4% per annum. The site has great visibility and plans are being prepared to build a building on the property.

ITEM 3. LEGAL PROCEEDINGS

A civil action was brought by Wall Street Horizon that it was owed money related to a certain contract with EXX.COM, LLC. StarInvest Group, Inc. was also named as a defendant under the theory of quantum. The court assessed damages “jointly and severally” in the amount of $15,367 (which included an interest component under the alleged contract) and the sum of $4,025 for attorney’s fees (under contract), for a total of $19,392 (plus cost of $217). On November 23, 2010, Crowe & Dunn, LLP, representing StarInvest Group, Inc., filed a motion to set aside the default judgment. That motion was subsequently heard by the Boston Municipal Court on January 21, 2011, which denied the motion, and allowed the judgment to stand. We are negotiating a settlement at this time with Wall Street Horizon.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2010.

(6)

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the OTCBB under the symbol “STIV.” Following is the range of high and low sales prices on the OTCBB for the common stock for the periods indicated. This chart was based on information obtained from the OTCBB.

	High	Low
Calendar Year 2010
First Quarter	$0.02	$0.01
Second Quarter	$0.02	$0.009
Third Quarter	$0.02	$0.009
Fourth Quarter	$0.012	$0.01

Calendar Year 2009
First Quarter	$0.07	$0.01
Second Quarter	$0.07	$0.01
Third Quarter	$0.03	$0.01
Fourth Quarter	$0.03	$0.01

The last reported price for our common stock on July 1, 2011 was $0.011 per share.

Holders

As of July 1, 2011, we had approximately 167 shareholders of record.

Dividends

We have not paid cash dividends on our common stock and we do not plan to pay cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

On June 11, 2010, the Company issued 350,000 restricted common shares valued $9,000 for services provided to the Company by Sabrina Kozuch. The securities described above were issued in reliance on the exemption from registration set forth in Section 4(2) of the Securities Act of 1933.

On December 28, 2009 the Company issued 10,000,000 restricted common shares in relation to the $140,214.92 secured promissory note dated December 16, 2009 between the Company and Reese-Cole Partnership, Ltd. Under the terms of the secured note the Company agreed to issue 10,000,000 restricted common shares, valued at $180,000, to Reese-Cole Partnership, Ltd as inducement to the lender to grant the loan. The transaction is exempt from registration pursuant to an exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. The proceeds were used for working capital purposes.

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

On December 09, 2009 the Company issued a total of 625,000 restricted common shares of the Company as stock compensation to its employees and consultants valued at $6,250. The transaction is exempt from registration pursuant to an exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

On October 28, 2009 the Company issued 11,641,090 restricted common shares in relation to the conversion of the defaulted $775,000 note dated March 12, 2006. As of October 28, 2009 a total of $321,108 in principal, was due and payable along with $28,124 in accrued interest. The Note holders agreed to convert such amount into 11,641,096 restricted common shares of the Company. The transaction is exempt from registration pursuant to an exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

On October 09, 2009 the Company issued 82,000,000 restricted common shares in relation to its acquisition of EXX.com which was subsequently impaired and written off. Of the 82,000,000 shares, 41,000,000 shares of common stock were issued to James Dovico, and the remaining balance of 41,000,000 shares of common stock were issued to Douglas Carter. The transaction is exempt from registration pursuant to an exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities

We have not repurchased any shares of our common stock during the fiscal year ended December 31, 2010.

Securities authorized for issuance under equity compensation plans.

None.

(7)

ITEM 6. SELECTED FINANCIAL DATA

A smaller reporting company is not required to provide this information.

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

Overview

STIV has encountered many unanticipated events in its effort to develop a foundation for a stable cash flow business. Regulatory hurdles and a challenging financial environment have caused delays in the establishing a foundation in which to grow.

At the present time, STIV will concentrate on divesting itself of the portfolio investments it currently has and use the funds to pay its outstanding debt

StarInvest, along with the other investors in Western Roses Memorial Park, Inc (“WR”), foreclosed on the assets of the WR on May 5, 2010. A new company (West Texas Memorial Park, Inc “WTMP”) was established to facilitate the transfer of assets from WR, while working to correct the deficiencies and weakness caused by the previous management. On October 4, 2010 WTMP received approval from the Texas Banking Commission to begin operations, and it also received approval by the Texan Funeral Home Commission to operate the crematory. Currently, the 60.89 acre perpetual care cemetery situated between Midland and Odessa in West Texas is fully operational. As of June 9, 2011, Mr. Cole invested an aggregate of $303,000 of his own personal funds in WR and WTMP. He is currently the president of WTMP. As with its other portfolio companies, StarInvest is looking for a buyer of its interest in this operation.

In addition, in September 2010, STIV purchased an undeveloped commercial property site on Long Island, New York through the issuance of a $500,000 3 year secured promissory note to South Seas Holding Corp. The site has great visibility and plans are being prepared to build a building on the property. We have a company interested in leasing the building.

Due to the issues involving the Company’s investments and the need to report investments fairly on the financials an asset impairment analysis was done and the financials for 2008 and 2009 were restated to reflect the impairment expense. Only the Land acquired in 2010 remains as a viable investment.

Current Portfolio Company	Investment	Cost

South Seas Total	Real Estate	$500.000 $500,000

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

(8)

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

Results of Operations

Year ended December 31, 2010 compared to year ended December 31, 2009

Income

For the year ended, December 31, 2010 gross revenue totaled $45,472 as compared to $35,397 for the year ended December 31, 2009.

Expenses

For the year ended December 31, 2010, total expenses totaled $601,462 as compared to $3,412,455 for the year ended December 31, 2009. The decrease in 2010 was a result of the goodwill and other impairment write-downs occurring in 2009.

Loss from operations

The company’s loss from operations totaled $556,513 as compared to a loss of $3,377,774, respectively for the years ended December 31, 2010 and 2009. The decrease to the loss is primarily due to the goodwill and other impairment expense taken in 2009 and no additional write-down in 2010.

(9)

Net Loss

The company’s net loss totaled $1,140,496 as compared to a net loss of $3,634,791, respectively for the years ended December 31, 2010 and 2009. The decrease to the loss is primarily due to the goodwill and other impairment expense taken in 2009 and no additional write-down in 2010.

Liquidity and Capital Resources

During the fiscal year ended December 31, 2010, the Company funded its requirements for working capital primarily through securing convertible loans.

For the year ended December 31, 2010, net cash used in operating activities was $792,323, which was primarily attributable to a net loss of $1,140,496, an increase to accounts receivable of $35,040, along with an increase in accounts payable and accrued expenses of $290,720. This compares to net cash used in operating activities of $101,955 for the year ended December 31, 2009. The primary difference was the increase in accounts payable and accrued expenses along with the impairment expense recorded in 2009.

There was no net cash provided by or used by investments for the year ended December 31, 2010 as compared to net cash used in investing activities of $975,773 to purchase investments and other intangibles for the year ended December 31, 2009.

For the year ended December 31, 2010, net cash provided by financing activities was $781,589 which was attributable to proceeds from borrowing. This compares to $1,081,319 provided by financing activities in 2009 attributable to proceeds from borrowing.

Going concern

As shown in the accompanying audited financial statements, the Company has suffered recurring losses from operations to date and discontinued operations of EXX.com. It experienced losses of $1,140,496 and $3,634,791 during 2010 and 2009, respectively. The Company had a net deficiency of $18,486,645 as of December 31, 2010. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Off-Balance Sheet Arrangements

At December 31, 2010, the Company did not have any off-balance sheet liabilities or other contractual obligations that are reasonably likely to have a current or future material effect on our financial condition.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Smaller reporting companies. A smaller reporting company, as defined by Rule 229.10(f)(1), is not required to provide the information required by this Item.

(10)

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(11)

BONGIOVANNI & ASSOCIATES, C.P.A.’s

19720 Jetton Road, 3rd Floor

Cornelius, North Carolina 28031 (USA)

Report of Independent Registered Public Accounting Firm

To the Board of Directors of

StarInvest Group, Inc.

We have audited the accompanying consolidated balance sheets of StarInvest Group, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of StarInvest Group, Inc. as of December 31, 2010 and 2009 and the results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses, has negative working capital, has a stockholders’ deficit and has discontinued operations, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

BONGIOVANNI & ASSOCIATES, C.P.A.’s

Cornelius, North Carolina

The United States of America

June 9, 2011

(12)

StarInvest Group, Inc
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2010 AND DECEMBER 31, 2009

ASSETS	12/31/2010	12/31/2009
		(Restated)
CURRENT ASSETS:
Cash	$794	$11,527
Accounts receivable	1,796	6,660
Accounts receivable - related party	1,410	—
TOTAL CURRENT ASSETS	4,000	18,187

FIXED ASSETS:
Land	500,000	—
TOTAL FIXED ASSETS	500,000	—

TOTAL ASSETS	$504,000	$18,187

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$780,916	$682,694
Accounts payable - related party	130,199	5,000
Current portion of notes payable	95,000	—
Notes payable-related party	162,804	140,215
Accrued interest payable	76,455	9,156
TOTAL CURRENT LIABILITIES	1,245,373	837,065

LONG-TERM LIABILITIES
Notes payable	2,105,104	941,104
Obligation to repurchase	25,000	25,000
TOTAL LONG-TERM LIABILITIES	2,130,104	966,104

STOCKHOLDERS' DEFICIT
Common stock ($.001 par value, 900,000,000 shares authorized; 201,970,200 and 201,620,200 shares issued and outstanding at December 31, 2010 and 2009, respectively)	201,970	201,620
Common Stock - Warrants	1,146,488	930,244
Commom Stock to be issued (3,000,000 shares)	3,000	—
Additional paid in capital	14,263,709	14,429,303
Retained deficit	(18,486,645)	(17,346,149)
TOTAL STOCKHOLDERS' DEFICIT	(2,871,478)	(1,784,982)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$504,000	$18,187

The accompanying notes are an integral part of these consolidated financial statements

(13)

StarInvest Group, Inc
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

	For the Years ended December 31,
	2010	2009
		(Restated)
REVENUES:
Sales	$45,472	$35,397
Cost of sales	(524)	(726)
Gross profit (loss)	44,949	34,671

EXPENSES:
Selling, general and administrative expenses	396,586	481,645

Professional fees	166,382	192,130

Bad debt expense	38,494	122,897

Impairment expense:
Investments	—	721,630
Computers and software	—	150,809
Other assets	—	523,519
Goodwill	—	1,115,000
Website	—	104,815
Total impairment expense	—	2,615,773

Total expenses	601,462	3,412,445

Loss from operations	(556,513)	(3,377,774)

Interest expense	67,082	37,315

Loss before income taxes	(623,595)	(3,415,090)

Provision for income taxes	—	—

Income from continuing operations	(623,595)	(3,415,090)
Discontinued operations
Loss from operations of EXX.com	(516,901)	(219,701)

Net loss	$(1,140,497)	$(3,634,791)

Loss per common share:
Basic and fully diluted	($0.01)	($0.03)

Loss per common share from discontinued operations	**	**

Weighted average common shares outstanding
Basic	201,815,816	110,665,538

Fully diluted	257,877,834	123,201,761

** Less than $.01

The accompanying notes are an integral part of these consolidated financial statements

(14)

StarInvest Group, Inc
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

	Year Ended	Year Ended
	12/31/2010	12/31/2009
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(1,140,497)	$(3,634,791)
Adjustments to reconcile net (loss) to net cash
(used in) operating activities:
Impairment expense	—	2,615,773
Bad debt expense	38,494	163,997
Issuance of common stock for professional fees	9,000	58,250
Issuance of common stock as an incentive to loan	—	180,000
Common stock to be issued for services rendered	45,000	—
(Increase) decrease in operating assets
Accounts receivable	(33,630)	(169,104)
Accounts receivable-related party	(1,410)	—
Increase (decrease) in operating liabilities
Accounts payable	98,222	641,640
Accounts payable-related party	125,199	5,000
Accrued interest payable	67,299	37,280
NET CASH (USED IN) OPERATING ACTIVITIES	(792,323)	(101,955)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment and other intangibles	—	(975,773)
NET CASH (USED IN) FINANCING ACTIVITIES	—	(975,773)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	781,589	1,081,319
NET CASH PROVIDED BY FINANCING ACTIVITIES	781,589	1,081,319

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(10,734)	3,591

CASH AND CASH EQUIVALENTS,
BEGINNING OF THE YEAR	11,527	7,936

END OF THE YEAR	$794	$11,527

NON-CASH FINANCING ACTIVITIES
Issuance of note payable for land	$500,000	$—
Issuance of stock to retire notes payable and accrued interest	$—	$349,232
Issuance of common stock for acquisition	$—	$1,640,000
Issuance of warrants in connection with notes payable	$216,244	$930,244

The accompanying notes are an integral part of these consolidated financial statements

(15)

STARINVEST GROUP, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

'AS OF DECEMBER 31, 2010 & 2009

			Common Stock			Common
	Common Stock		to be Issued		Additional	stock	Retained	Stockholders'
	Shares	Amount	Shares	Amount	Paid In Capital	-Warrants	(Deficit)	(Deficit)

Balances, December 31, 2008	90,854,110	90,854	—	—	13,242,831	—	(13,711,358)	(377,673)

Issuance of common stock for professional fees	7,125,000	7,125	—	—	51,125	—	—	58,250

Issuance of common stock for Acquisition	82,000,000	82,000	—	—	1,558,000	—	—	1,640,000

Issuance of common stock as an incentive to loan	10,000,000	10,000	—	—	170,000	—	—	180,000

Issuance of common stock for payment of Convertible notes	11,641,090	11,641	—	—	337,591	—	—	349,232

Issuance of warrants in connection with notes payable	—	—	—	—	(930,244)	930,244	—	—

Net loss	—	—	—	—	—	—	(3,634,791)	(3,634,791)
								—
Balances, December 31, 2009	201,620,200	201,620			14,429,303	930,244	(17,346,149)	(1,784,982)

Issuance of common stock for professional fees	350,000	350	—	—	8,650	—	0	9,000

Common Stock to be Issued for services rendered	—	—	3,000,000	3,000	42,000	—	0	45,000

Issuance of warrants in connection with notes payable	—	—	—	—	(216,244)	216,244	0	—

Net loss	—	—	—	—	—	—	(1,140,497)	(1,140,497)
								—
Balances, December 31, 2010	201,970,200	201,970	3,000,000	3,000	14,263,709	1,146,488	(18,486,645)	(2,871,478)

The accompanying notes are an integral part of these consolidated financial statements

(16)

STARINVEST GROUP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

StarInvest Group, Inc. (“StarInvest”, “STIV” or the “Company”) was incorporated on September 26, 1985 as Gemini Energy Corporation under the laws of the State of Nevada. On January 28, 1994, the Company’s name was changed to Nerox Energy Corporation. On April 24, 1998 the Company’s name was changed to Nerox Holding Corporation. On December 15, 1998 the Company’s name was changed to E*twoMedia.com. On December 19, 2000 the Company’s name was changed to Exus Networks, Inc. On November 22, 2002 the Company’s name was changed to Exus Global, Inc. On January 13, 2005 the Company’s name was changed to StarInvest Group, Inc.

StarInvest invested in My Stock Transfer.com (MTA) in prior years. The Company’s inability to get FINRA approval for its Broker dealer (Todd & Co) significantly hampered the ability of MTA growth. MTA is still a wholly-owned subsidiary of the Company, but management has curtailed operations and will be looking for a strategic partner in the future. StarInvest’s 2011 focus will be on generating revenues for growth and stability. At present MTA is not a key focus of the company and does not expect that to change during 2011.

The Company invested capital into running EXX.com. StarInvest’s focus to develop a full service financial concern was hampered by the inability of management to get Todd and Co, (a broker dealer) approved in a timely manner. Compounding the financial strain the Company’s effort was damaged by the unexpected departure of the founders and management team of EXX.com. The EXX.com founders and management team resigned as additional debt obligations grew and revenues shrank. The former Management’s undisclosed debt obligations interrupted cash flow and they resigned unexpectedly. STIV management will seek legal remedies in 2011 to recover both equity and cash lost in the failed sale thereof. StarInvest has retained the EXX.com system programs. In June 2010, EXX.com ceased operation.

Accounting Basis

The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America (“GAAP” accounting). The Company has adopted a December 31 fiscal year end.

Principles of Consolidation

The consolidated financial statements include the accounts of StarInvest Group, Inc. and its wholly-owned operating subsidiaries, EXX.com and MTA, LLC. All inter-company accounts and transactions have been eliminated in consolidation.

Revenue Recognition

The Company’s revenue is derived from consulting service. The Company recognizes revenues when completion of services has occurred provided there is persuasive evidence of an agreement, acceptance has been approved by its customers, the fee is fixed or determinable based on the completion of stated terms and conditions, and collection of any related receivable is probable.

Cash and Cash Equivalents

Cash and cash equivalents consist of demand deposits and highly liquid investments with original maturities of three months or less. Cash and cash equivalents are carried at cost or amortized cost, which approximates fair value.

(17)

STARINVEST GROUP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’)

Accounts Receivable

Accounts deemed uncollectible are written off in the year they become uncollectible. During 2010 and 2009, Accounts Receivable in the amounts of $38,494 and $163,997 were deemed uncollectible and were written off to Bad Debt Expense. No accounts receivable allowance was deemed necessary. As of December 31, 2010 and 2009, the Company’s Accounts Receivable balance was $3,206 and $6,660 respectively, including amounts due from related parties.

Property and Equipment

Property and equipment are stated at cost. Depreciation is being provided on the modified accelerated cost recovery system over the estimated useful lives of the assets (generally three to ten years). No depreciation is provided for land.

Loss per Common Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted   average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Common share equivalents totaling 39,503,568 and 41,213,575 at December 31, 2010 and 2009, respectively, representing outstanding warrants and convertible notes were not included in the computation of diluted earnings per share for the years ended December 31, 2010 and 2009, as their effect would have been anti-dilutive.

Stock-Based Compensation

The Company uses the modified prospective method of accounting for stock-based compensation. Under this transition method, stock compensation expense includes compensation expense for all stock-based compensation awards granted on or after January 1, 2006, based on the estimated grant-date fair value. As of December 31, 2010, the Company has not issued any stock-based payments to its employees.

The Company follows ASC Topic 505-50, formerly EITF 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods and Services,” for stock options and warrants issued to consultants and other non-employees. In accordance with ASC Topic 505-50, these stock options and warrants issued as compensation for services provided to the Company are accounted for based upon the fair value of the services provided or the estimated fair market value of the option or warrant, whichever can be more clearly determined. The fair value of the equity instrument is charged directly to compensation expense and additional paid-in capital. As of December 31, 2010, the Company has not issued any stock-based payments to consultants or other non-employees.

Fair Value of Financial Instruments

The carrying amount reported in the consolidated balance sheets for cash, accounts receivable, accounts receivable-related party, accounts payable, accounts payable-related party, accrued interest expense, notes payable and obligation to repurchase approximate fair value because of the immediate or short-term maturity of the financial instruments.

(18)

STARINVEST GROUP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’)

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

Income Taxes

The Company accounts for income taxes under Section 740-10-30 of the FASB Accounting Standards Codification.  Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statements of operations in the period that includes the enactment date.

Concentrations of Credit Risk

The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

(19)

STARINVEST GROUP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

Recently Issued Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect.  These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

In December 2010, the FASB Accounting Standards Update 2010-29 Business Combinations Topic 805, which requires a public entity to disclose pro forma information for business combinations that occurred in the current reporting period. The disclosures include pro forma revenue and earnings of the combined entity for the current reporting period as though the acquisition date for all business combinations that occurred during the year had been as of the beginning of the annual reporting period. If comparative financial statements are presented, the pro forma revenue and earnings of the combined entity for the comparable prior reporting period should be reported as though the acquisition date for all business combinations that occurred during the current year had been as of the beginning of the comparable prior annual reporting period. Effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The adoption did not have an impact on the Company’s financial position and results of operations.

In March 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-11 (ASU 2010-11), “Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives.”  The amendments in this Update are effective for each reporting entity at the beginning of its first fiscal quarter beginning after June 15, 2010.  Early adoption is permitted at the beginning of each entity’s first fiscal quarter beginning after issuance of this Update.  The Company does not expect the provisions of ASU 2010-11 to have a material effect on the financial position, results of operations or cash flows of the Company.

In February 2010, the FASB Accounting Standards Update 2010-10 (ASU 2010-10), “Consolidation (Topic 810): Amendments for Certain Investment Funds.”  The amendments in this Update are effective as of the beginning of a reporting entity’s first annual period that begins after November 15, 2009 and for interim periods within that first reporting period. Early application is not permitted.  The Company’s adoption of provisions of ASU 2010-10 did not have a material effect on the financial position, results of operations or cash flows.

In February 2010, the FASB issued ASU No. 2010-09 “Subsequent Events (ASC Topic 855) “Amendments to Certain Recognition and Disclosure Requirements” (“ASU No. 2010-09”). ASU No. 2010-09 requires an entity that is an SEC filer to evaluate subsequent events through the date that the financial statements are issued and removes the requirement for an SEC filer to disclose a date, in both issued and revised financial statements, through which the filer had evaluated subsequent events. The adoption did not have an impact on the Company’s financial position and results of operations.

In January 2010, the FASB issued an amendment to ASC 820, Fair Value Measurements and Disclosure, to require reporting entities to separately disclose the amounts and business rationale for significant transfers in and out of Level 1 and Level 2 fair value measurements and separately present information regarding purchase, sale, issuance, and settlement of Level 3 fair value measures on a gross basis.  This standard, for which the Company is currently assessing the impact, is effective for interim and annual reporting periods beginning after December 15, 2009 with the exception of disclosures regarding the purchase, sale, issuance, and settlement of Level 3 fair value measures which are effective for fiscal years beginning after December 15, 2010.

In January 2010, the FASB issued an amendment to ASC 505, Equity, where entities that declare dividends to shareholders that may be paid in cash or shares at the election of the shareholders are considered to be a share issuance that is reflected prospectively in EPS, and is not accounted for as a stock dividend.  This standard is effective for interim and annual periods ending on or after December 15, 2009 and is to be applied on a retrospective basis.  The adoption of this standard is not expected to have a significant impact on the Company’s financial statements.

In October 2009, the FASB issued an amendment to the accounting standards related to certain revenue arrangements that include software elements. This standard clarifies the existing accounting guidance such that tangible products that contain both software and non-software components that function together to deliver the product’s essential functionality,

(20)

STARINVEST GROUP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’)

shall be excluded from the scope of the software revenue recognition accounting standards. Accordingly, sales of these products may fall within the scope of other revenue recognition standards or may now be within the scope of this standard and may require an allocation of the arrangement consideration for each element of the arrangement. This standard will become effective on January 1, 2011.

In October 2009, FASB issued an amendment to the accounting standards related to the accounting for revenue in arrangements with multiple deliverables including how the arrangement consideration is allocated among delivered and undelivered items of the arrangement. Among the amendments, this standard eliminated the use of the residual method for allocating arrangement considerations and requires an entity to allocate the overall consideration to each deliverable based on an estimated selling price of each individual deliverable in the arrangement in the absence of having vendor-specific objective evidence or other third party evidence of fair value of the undelivered items. This standard also provides further guidance on how to determine a separate unit of accounting in a multiple-deliverable revenue arrangement and expands the disclosure requirements about the judgments made in applying the estimated selling price method and how those judgments affect the timing or amount of revenue recognition. This standard, for which the Company is currently assessing the impact, will become effective on January 1, 2011.

In August 2009, FASB issued an amendment to the accounting standards related to the measurement of liabilities that are recognized or disclosed at fair value on a recurring basis. This standard clarifies how a company should measure the fair value of liabilities and that restrictions preventing the transfer of a liability should not be considered as a factor in the measurement of liabilities within the scope of this standard. This standard is effective for the Company on October 1, 2009. The adoption of this amendment did not have a material effect on the Company’s financial statements.

On September 30, 2009, the Company adopted changes issued by the Financial Accounting Standards Board (FASB) to the authoritative hierarchy of GAAP.  These changes establish the FASB Accounting Standards Codification (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP.  Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates.  Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification.  These changes and the Codification itself do not change GAAP.  Other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact on the Company’s financial statements.

Research and Development Costs

Pursuant to SFAS No. 2 (ASC 730-10), "Accounting for Research and Development Costs," it is the Company’s policy to expense research and development costs. No research and development costs have been incurred to date.

(21)

STARINVEST GROUP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

NOTE 2 - GOING CONCERN

The accompanying consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit of $18,486,645 at December 31, 2010. For the year ended December 31, 2010, the Company had net cash used by operating activities of $792,322. Additionally, the Company ceased operation of EXX.com in June 2010. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management expects operations to generate negative cash flows at least through December 2011 and the Company does not have existing capital resources or credit lines available that are sufficient to fund operations and capital requirements as presently planned over the next twelve months. The ability of the Company to continue as a going concern is dependent on the Company’s ability to further implement its business plan. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management believes that the actions presently being taken to further implement its business plan and generate additional revenues provide the opportunity for the Company to continue as a going concern. Management intends to attempt to raise additional funds by way of a public or private offering. While the Company believes in its ability to raise additional funds, there can be no assurances to that effect.

NOTE 3 – LONG-LIVED ASSETS

The Company evaluates the recoverability of its fixed assets and other assets in accordance with section 360-10-15 of the FASB Accounting Standards Codification for disclosures about Impairment or Disposal of Long-Lived Assets. Disclosure requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds its expected cash flows. If so, it is considered to be impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values.

With the resignation of management of EXX.COM in the first part of 2010, the Company had no leadership and was forced to stop operations in June 2010. See Discontinued Operations footnote No 15 herein for further discussion. The Company hoped to find a partner to take over the operations but have not been successful. Without any revenues being generated the last half of the year, the company needed to write-down its investment in this subsidiary. Also, with the resignation of the Operations Manager of My Transfer Agent, this also has caused the company to write-down its investment in this subsidiary. Below are the write-downs due to impairment of the assets which were written off in the restated 2009 Consolidate Statements of Operations. There was not any write-down in 2010.

TOTAL
Write off investment	$721,630
Write off goodwill for EXX.COM	1,115,000
Write off website	104,815
Write off other assets	523,519
Write off computers and software	150,809

Total Write-down due to impairment	$2,615,773

(22)

STARINVEST GROUP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

NOTE 4 - LAND AND RELATED SECURED NOTE PAYABLE

On September 13, 2010, the Company signed a three year $500,000 secured promissory note with South Seas Holding Corp. in return for certain land. The note accrues interest at the rate of 2.4% per annum. This note can be converted into 16,666,665 shares of the Company’s common stock. The conversion rate is one share of common stock for every three cents owed. Three million common shares of the Company’s common stock will also be issued to Phoenix Holdings, Inc. for brokering the transaction. These common shares are included in the accompanying consolidated balance sheets at December 31, 2010.

The undeveloped commercial property site is located on the North Service Road of Sunrise Highway in Brookhaven, New York. The site has great good and plans are being prepared to construct a building on the property.

NOTE 5 - INCOME TAXES

For the years ended December 31, 2010 and 2009, the Company has incurred net losses and, therefore, has no tax liability. The net deferred tax asset has been fully reserved by a measurement valuation allowance. The cumulative net operating loss carry-forward available for use against future earnings is approximately $12,425,000 and will begin to expire in the year 2018.

The provision for Federal income tax consists of the following at December 31:

	2010	2009
Federal income tax attributable to:
Current operations	$1,140,496	$3,634,791
Less: valuation allowance	(1,140,496)	(3,634,791)
Net provision for Federal income taxes	$—	$—

NOTE 6 – NOTES PAYABLE

The Company received short term and long term borrowings from several parties during 2009 and 2010 as follows:

	12/31/2010	12/31/2009
CURRENT LIABILITIES
Notes payable	$95,000	$—
Notes payable-related party	162,804	140,215
Accrued interest payable	76,455	9,156
TOTAL CURRENT LIABILITIES	$334,259	$149,371

LONG-TERM LIABILITIES
Notes payable	$2,105,104	$941,104

(23)

STARINVEST GROUP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

NOTE 6 – NOTES PAYABLE (CONT’)

As of December 31, 2010, the current notes payable consists of a loan from David Cohen and a loan from William Greenfield. The David Cohen loan was issued on August 18, 2010. It is a 2 month note with the amount of $75,000 which is recently in default. The William Greenfield loan was issued on March 10, 2010. It’s a 6 month note with the amount of $20,000 which is also in default.

The current notes payable - related party as of December 31, 2010 is $162,804 which consists of the loan from Reese-Cole Partnership, LTD plus a loan from Robert H. Cole. On December 16, 2009, Reese Cole Partnership, LTD loaned to StarInvest Group, Inc. $140,215 through a six month 18% annual interest rate note. The note is secured by all of the assets of the Company. The note matured on June 16, 2010 and a six month extension was requested and granted to StarInvest. On December 16, 2010, the note defaulted and is currently accruing a default interest rate of 18% annual interest rate. The loan from Robert H. Cole was issued on March 2, 2010, is currently due and the principal amount was $22,589.

The long term notes payable as of December 31, 2010 is $2,105,104 which consists of the convertible notes payable with an aggregate principal amount of $1,500,104, due on March 31, 2013 at an interest rate of 3% per annum with interest paid semi-annually, a 3 year note of $500,000 bearing annual interest rate of 2.4% issued to South Seas Holdings Corp. for purchase of land, and a note of $105,000 issued to GATE. The total accrued interest payable on the long term and short term notes is $76,455 as of December 31, 2010.

As of December 31, 2009, the current note payable-related party is $140,215 which consists of the loan issued to Reese-Cole Partnership on December 16, 2009, as described above.

The long term notes payable as of December 31, 2009 is $941,104 which consists of the convertible notes payable with an aggregate principal amount of $886,104, due on March 31, 2013 at an interest rate of 3% per annum with interest paid semi-annually and a note of $55,000 issued to GATE on December 24, 2009. The total accrued interest payable on the long term and short term notes is $9,156 as of December 31, 2009.

NOTE 7 - OBLIGATION TO REPURCHASE

The Company issued common stock for settlement of debt to a shareholder in 2005, valuing such issue at the fair market value of the common stock.  As of December 31, 2010 and 2009, the Company has a net liability of $25,000 owed to these former employees under an oral obligation to repurchase these shares.

(24)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Employment Agreements

The Company has a contract with R & J Cole, Inc, to hire Robert H. Cole to serve as its CEO/CFO. Under this Contract, dated December 18,, 2009, the Company agreed to pay Mr. Cole $10,000 per month beginning January 1, 2010. The termination date of the contract is December 31,, 2010, but has a clause to extend it for three years if no written notice is given by October 31 of the year it is suppose to terminate. The Company had a contract with Mr. Cristiano Germinario to serve as Operations Manager of the Company. He served in this capacity from April 1, 2006 until February 15, 2010. Under the agreement Mr. Germinario was paid $5,000 per month. Mr. Germinario has submitted his resignation as Operations Manager for My Transfer Agent, LLC effective February 15, 2011. Currently the company is reevaluating the strategy for My Transfer Agent, LLC.

Litigation

A civil action was brought by Wall Street Horizon that it was owed money related to a certain contract with EXX.COM, LLC. StarInvest Group, Inc. was also named as a defendant under the theory of quantum. The court assessed damages “jointly and severally” in the amount of $15,367 (which included an interest component under the alleged contract) and the sum of $4,025 for attorney’s fees (under contract), for a total of $19,392 (plus cost of $217). On November 23, 2010, Crowe & Dunn, LLP, representing StarInvest Group, Inc., filed a motion to set aside the default judgment. That motion was subsequently heard by the Boston Municipal Court on January 21, 2011, which denied the motion, and allowed the judgment to stand. We are negotiating a settlement at this time with Wall Street Horizon. The amount of the judgment is included in accounts payable in the company’s consolidated balance sheets.

NOTE 9 - RELATED PARTY TRANSACTIONS

Robert H. Cole is the President of R & J Cole, Inc., who is serving as the CEO and CFO if StarInvest Group, Inc. Payment for Mr. Cole’s services is made to R & J Cole, Inc. In lieu of payment in the year 2009, 6,500,000 shares of restrictive common stock , with a fair market value of $52,000, were issued to R & J Cole, Inc. As of December 31, 2010, StarInvest Group owes R & J Cole, Inc. $107,800 for services rendered in 2010. This is included in accounts payable in the accompanying consolidated balance sheet as December 31, 2010.

On December 10, 2009 the Company issued as compensation a total of 625,000 restricted common shares with a market value of $6,250 to Tim Keyes (100,000), Leon Urbaitel, (100,000), Mark Raffensperger (50,000), Chris Collins (100,000), Chris Griffin (100,000), Manu Kalia (25,000) and Cristiano Germinario (150,000) for their services as Directors of the Company.

R & J Cole, Inc. is the General Partner of Reese-Cole Partnership, LTD (RCP LTD) and owns 1% of the partnership. RCP LTD loaned StarInvest Group, Inc. $140,215 in December of 2009. As an inducement to make this loan, StarInvest Group, Inc. issued 10,000,000 shares of restrictive common stock to RCP LTD. These were valued as $180,000.

On June 24, 2010, the Company entered into an agreement to purchase land at the North Service Road of Sunrise Highway in Brookhaven, NY. In consideration for brokering this land transaction 3,000,000 shares of restrictive common stock have been promised to Phoenix Holdings Inc. Phoenix Holdings Inc. is primarily owned by Ron Moschetta. Mr. Moschetta may become the future CEO of StarInvest.

Accounts receivable due from Ron Moschetta is $1,410 as of December 31, 2010. Accounts payable due to R & J Cole, Inc. is $5,000 as of December 31, 2009. Accounts payable due to Cristiano Germinario is $9,780, to R & J Cole, Inc. is $107,800 and to Reese-Cole Partnership LTD is $12,619 as of December 31, 2010.

(25)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

NOTE 10 – WARRANTS

The Company issued 22,836,901 stock warrants as part of the sale of common shares under a private placement to various unrelated third parties in 2010. The warrants have been fair valued at $216,244. The fair market value was calculated using the Black-Scholes options pricing model at grant date using the following assumptions: the stock price of the date of issuance, the exercise price of the warrants of $0.15, $0.25, and $0.35, risk-free interest rate, 0% dividend yield, 65% volatility rate, and an expected life of 3 years.

The Company issued 41,213,575 stock warrants as part of the sale of common shares under a private placement to various unrelated third parties in 2009. The warrants have been fair valued at $930,244. The fair market value was calculated using the Black-Scholes options pricing model at grant date using the following assumptions: the stock price of the date of issuance, the exercise price of the warrants of $0.15, $0.25, and $0.35, risk-free interest rate, 0% dividend yield, 65% volatility rate, and an expected life of 3 years.

NOTE 11 - STOCKHOLDERS’ DEFICIT

Common Stock Issued

On June 11, 2010, the Company issued as compensation for services provided a total of 350,000 restricted common shares with a market valued of $9,000 to Sabrina Kozuch. The market value of the shares approximated the fair market value of services received.

On December 16, 2009, 10,000,000 restricted common shares were issued to Reese-Cole Partnership as an incentive to loan STIV $140,214.92. The stock price on that date was $0.018 per share with a total market value of $180,000.

On December 15, 2009, 625,000 restricted common shares were issued to individuals that were working for STIV as a year end bonus, with a total market value of $6,250.

On December 11, 2009, 6,500,000 restricted common shares were issued to R&J Cole, Inc. in lieu of $52,000 of unpaid salary for the year 2009. The stock price on that date was $0.008 per share with a total market value of $52,000.

On October 28, 2009, 11,641,090 restricted common shares were issued to four note holders to convert their May 10, 2006 notes plus accrued interest. The stock price on that date was $0.03 per share with a total market value of $349,232.

On October 9, 2009, 82,000,000 restricted common shares were issued for the purchase of EXX.COM. The stock price on that date was $0.02 per share with a total market value of $1,640,000.

Common Stock to Be Issued

On June 24, 2010, the Company agreed to issued 3,000,000 shares of its restrictive common stock to Phoenix Holding Inc. in recognition of it having acted as an introducing agent in the purchase and sale agreement reached between the Company and South Sea holding Corp., and for its services rendered as a consultant in developing the business plan of the property. The value of the stock to be issued was computed based on the common stock closing price on the agreement date, which was $0.015 per share.

Stock Options

None.

(26)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

NOTE 12 - LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share for the years ended December 31, 2010 and 2009:

	Year ended December 31, 2010	Year ended December 31, 2009
Numerator for basic and diluted net (loss) per share	$(1,140,497)	$(3,634,791)

Denominator for basic and diluted weighted average shares	201,815,816	110,665,538

Basic and fully diluted net loss per common share	$(0.01)	$(0.03)

NOTE 13 - SUBSEQUENT EVENTS

Mr. Germinario has submitted his resignation as Operations Manager for My Transfer Agent, LLC effective February 15, 2011. Currently, the Company is reevaluating the new strategy for My Transfer Agent, LLC.

Management has evaluated subsequent events through the date on which the financial statements were issued, and has determined it does not have any material subsequent events to disclose other than those disclosed immediately above.

NOTE 14 - CORRECTION OF ERRORS AND RESTATEMENTS

The Company has restated its consolidated balance sheet and consolidated statement of operations as of December 31, 2009 to correct errors in accounting and the estimate of assets fair value. Beginning common stock balances were corrected as of January 1, 2009 to write off non-issued shares and match the transfer agent’s records. On the consolidated balance sheet, Investments and Goodwill were restated to zero after recording the impairment of assets. Due to the realization that the purchase of EXX.com may have no value, this investment along with all other investments, fixed assets and accounts receivable were written down to fair market value at the time of impairment.

The December 31, 2009 consolidated statement of operations has been restated to reflect an impairment expense required to record assets at fair market value. Revenue and expenses were also reduced to reflect the write-down of those investments.

The following are the before and after balances as restated for the year ended December 31, 2009:

Consolidated Balance Sheet
Current Assets
Before	$191,003
After	$18,187
Fixed Assets
Before	$150,809
After	$—
Investments
Before	$721,630
After	$—

(27)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

NOTE 14 - CORRECTION OF ERRORS AND RESTATEMENTS (CONT’)

Goodwill & other assets
Before	$2,689,415
After	$-

Current Liabilities
Before	$1,815,417
After	$837,065
Long-term Liabilities
Before	$27,752
After	$966,104
Stockholders’ Equity
Before	$1,909,698
After	$(1,784,982)

Consolidated Statement of Operations

Revenues
Before	$954,410
After	$35,397

Cost of Goods Sold

Before	$805,635
After	$726

Gross Profit

Before	$148,775
After	$34,671
Operating Expenses
Before	$1,489,763
After	$3,412,445
(Loss) from Operations
Before	$(1,340,988)
After	$(3,377,774)
Net (Loss)
Before	$(1,913,328)
After	$(3,634,791)

(28)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

NOTE 15 –DISCONTINUED OPERATIONS

In June 2010 the Company’s operating subsidiary EXX.com ceased operations due to recurring losses and change in management. EXX.com represented 70% of the Company’s revenues in 2009 and 54% in 2010. The discontinued operations are reported in these financial statements for the two reporting years, at December 31, 2010 and 2009 as follows:

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

	For the Years ended December 31,
	2010	2009
		(Restated)
REVENUES:
Sales	$53,180	$83,000
Cost of sales	(321,877)	(163,472)
Gross profit (loss)	(268,697)	(80,472)

EXPENSES:
Selling, general and administrative expenses	235,349	88,007

Professional Fees	12,638	7,829

Bad debt expense	—	41,100

Interest expense	217	2,293

Net loss	$(516,901)	$(219,701)

(29)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective November 5, 2010, the Company terminated Larry O’Donnell, CPA, P.C. (the "Former Auditor") as the Company’s independent registered accounting firm and engaged Bongiovanni & Associates, CPA’s ("B&A") as its principal independent public accountant to audit the Company's financial statements for the year ending December 31, 2010.  The decision to change accountants was approved by the Company's Board of Directors, and was necessitated as a result of the sale of Larry O’Donnell, CPA, P.C. to De Joya Griffith & Company, LLC.

The Former Auditor's reports on the financial statements of the Company for the years ended December 31, 2009 did not contain any adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles. However, the reports of the Former Auditor on the Company’s financial statements as of and for the years ended December 31, 2009 , contained an explanatory paragraph which noted that there was substantial doubt as to the Company’s ability to continue as a going concern.

During the years ended December 31, 2009 and in the subsequent interim periods through the date the relationship with the Former Auditor concluded, there were no disagreements between the Former Auditor and the Company on a matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of the Former Auditor would have caused the Former Auditor to make reference to the subject matter of the disagreement in connection with its report on the Company's financial statements.

There have been no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K during the years ended December 31, 2009 in any subsequent interim periods through the date the relationship with the Former Auditor ceased.

The Company has not previously consulted with B&A regarding either (i) the application of accounting principles to a specific completed or contemplated transaction; (ii) the type of audit opinion that might be rendered on the Company's financial statements; or (iii) a reportable event (as provided in Item 304(a)(1)(v) of Regulation S-K) during the years ended December 31, 2009, and any later interim period, including the interim period up to and including the date the relationship with the Former Auditor ceased.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2010. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer has concluded that our disclosure controls and procedures were ineffective, as of December 31, 2010, to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework, as supplemented by the COSO publication, Internal Control over Financial Reporting - Guidance for Smaller Public Companies. Based on this evaluation, our management concluded that our internal control over financial reporting was not effective as of December 31, 2010 based on these criteria.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission  that permit us to provide only management’s report in this annual report.

(30)

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information concerning our directors and executive officers:

Name	Age	Position
Robert H. Cole	67	Chief Executive, Chief Financial Officer and Director

Cristiano Germinario	39	Secretary and Director

Manu Kalia	39	Director

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

Cristiano Germinario

Cristiano Germinario has been a Director of our company since November 20, 2006 and Secretary of the Company since August 2007. Since Feburary 15, 2011, Mr. Germinario has been Vice President with Worldwide Stock Transfer, LLC. From April 2000 to May 2006, Cristiano D. Germinario worked as a financial analyst at IIG International Investment Company, a New York based fund specialized in Trade Financing. Cristiano D. Germinario holds a Masters Degree in Political Science from the University of Bologna, Italy.

Manu Kalia

Manu Kalia brings 13 years of high tech and financial management experience to StarInvest. He has served at senior management levels as: CEO of Promana Solutions Inc. (web services) from 2006-2008, CFO of ARC International PLC (semiconductors) from 2002-2006, CFO of Tradeworx Inc. (statistical-arbitrage financial analytics/ hedge fund) during 2002, and CEO of Open Source Creations Inc. (online collaboration) from 2000-2002. Prior to that, Manu spent time as an investment banker for Commonwealth Associates from 1999-2000, as an analyst for Sanford Bernstein from 1998-1999, and as a manager at Lucent Technologies Bell Laboratories from 1995-1998. Manu holds a Bachelor in Engineering Sciences (cum laude) from Dartmouth College, and an MBA from the Amos Tuck School of Business Administration at Dartmouth. and brings 13 years of high tech and financial management experience to StarInvest..

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

Meetings and Committees of the Board of Directors

Our Board of Directors conducts its business through meetings of the Board. During the fiscal year ended December 31, 2010, our Board of Directors held telephone meetings, and took four actions by unanimous consent.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock. Such persons are required by SEC regulations to furnish us with copies of all Section 16(a) report which they file. Based upon our review of the Forms 3, 4 and 5 submitted by these reporting persons, during the fiscal year ended December 31, 2010, Robert H. Cole, and Cristiano Germinario did not file Form 4 timely to disclose their new position of the shares of the Company’s common stock reported herein.

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

(31)

ITEM 11. EXECUTIVE COMPENSATION

The table below sets forth information concerning compensation paid, earned or accrued by our chief executive officer and each of our executive officers ( each a “Named Executive Officer”) for the last two fiscal years. No other executive officer earned compensation in excess of $100,000 during our 2010 fiscal year.

We refer to these officers collectively as our named executive officers.

Summary Compensation Table

Name and principal position	Year	Salary	Bonus	Stock awards	Option awards	Nonequity incentive plan compensation	Nonqualified deferred compensation earnings	All other compensation	Total
($)	($)	($)	($)	($)	($)	($)	($)
Robert H. Cole CEO and CFO	2010	120,000	0	0	0	0	0	0	120,000
Robert H. Cole CEO and CFO	2009	90,000	0	0	0	0	0	0	90,000

Employment Agreements –

On December 18, 2009 the Company entered into an Employment Agreement with R & J Cole, Inc. pursuant to which the Company agrees to pay Mr. Cole $10,000 per month to serve as the Chief Executive Officer and Chief Financial Officer of the Company beginning January 1, 2010. The Employment Contract can be extended up to five years, as of that date, unless either party shall have given to the other party notice, in the manner hereinafter provided, no later than on October 31st of each year.

On May 1, 2009 the Company entered into an Employment Agreement with Mr. Cristiano Germinario pursuant to which Mr. Germinario serves as the Operation Manager of My transfer Agent, LLC. In consideration for his services, the Company agrees to compensate Mr. Germinario $5,000 per month. The Employment Agreement was to expire on March 1, 2011. Mr. Germinario has submitted his resignation as Operations Manager for My Transfer Agent, LLC effective 2/15/2011.

Outstanding Equity Awards

As of December 31, 2010, none of our directors or executive officers held unexercised options, stock that had not vested, or equity incentive plan awards. No stock options or stock appreciation rights were granted to any of our directors or executive officers during the period from the date of our incorporation through December 31, 2010.

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

Director Compensation

The following table sets forth information concerning compensation paid to or earned by our directors during 2010 under contractual agreements or other, arrangements.

Name (a)	Year	Fees earned or paid in cash ($) (b)	Stock Awards ($) (c)	Option Awards ($) (d)	Non-equity incentive plan compensation ($) (e)	Nonqualified deferred compensation earnings ($) (f)	All other compensation ($) (g)	Total ($) (h)
Robert H. Cole	2010	0	0	0	0	0	0	0
Manu Kalia	2010	0	0	0	0	0	0	0
Cristiano Germinario	2010	0	0	0	0	0	0	0

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table lists, as of July 1, 2011, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 201,970,200 shares of our common stock issued and outstanding as of July 1, 2011.

Except as indicated by footnote, and subject to community property laws where applicable, to our knowledge, each person listed is believed to have sole voting and investment power with respect to all shares of common stock owned by such person.

Name of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned	Percent of Common Stock Beneficially Owned
Beneficial Owners of 5%
James Dovico 85 Johnneck Road Shirlew, NY 11967	28,000,000	13.89%
Douglas Carter 28 Rose Run Lamberville, NJ 08530	18,000,000	8.93%
Ronald Moschetta (2) 345 Blackheath Road Lido Beach,, NY 11561	19,000,000	12.40%
TOTAL Beneficial Owner of 5%	71,000,000	35.22%

Security Ownership of Management
Robert H. Cole(1) 5102 Los Alamitos Ct. Midland, Texas 79705	26,711,667	12.98%
Cristiano Germinario 117 Randolph Avenue Jersey City, New Jersey 07305	1,150,000	0.57%
Manu Kalua 70 Saint Marys Ave. San Francisco CA 94112	0	0.0%
All directors and executive officers as a group (three people)	27,316,667	13.55%

(1)        Robert H. Cole directly owns 295,000 restricted common shares. Also Mr. Cole owns 50% of R&J Cole, Inc., the general partner and owner of 1% of Reese-Cole Partnership Ltd that directly owns 11,666,667 restricted common shares of the Company. In addition, Mr. Cole is acting as the custodian for his son Mr. David R. Cole, who directly owns 250,000 common shares. R&J Cole, Inc. owns 14,500,000 restricted common shares.

(2)        Ronald Moschetta directly owns 13,000,000 restricted common. Also he controls Phoenix Holdings, Inc that directly owns 6,000,000 restricted common shares.

(32)

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company has an Employment Contract with R & J Cole, Inc, to hire Robert H. Cole to serve as its CEO/CFO. Under this Contract, the Company agreed to pay Mr. Cole $7,500 per month until December 31, 2009. For 2010 the Contract was modified to increase Mr. Cole salary from $7,500 per month to $10,000 per month. The contract will expire on December 31, 2013.

The Company has an Employment Contract with Mr. Cristiano Germinario to serve as the Operation Manager of My Transfer Agent, LLC. He has been serving in this capacity since May 1, 2009 and continues to serve in this position. Before that, he served as a consultant to the company since April 1, 2006. Under the Employment Contract, Mr. Germinario is paid $5,000 per month. The Employment Agreement was to expire on March 1, 2011. Mr. Germinario had submitted his resignation as Operations Manager for My Transfer Agent, LLC effective 2/15/2011. Currently we are evaluating alternative strategies for My Transfer Agent, LLC.

Currently, we utilize space in Midland, Texas that is provided to us without charge by Mr. Robert Cole, our Chief Executive Officer and Chief Financial Officer and a director.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table represents the aggregate fees billed for professional audit services rendered to the independent auditor, BONGIOVANNI & ASSOCIATES, C.P.A.’s for our audit of the annual financial statements for the years ended December 31, 2010 and 2009. Audit fees and other fees of auditors are listed as follows:

	Fiscal year ending December 31, 2010	Fiscal year ending December 31, 2009
Audit Fees	11,500	11,500
Audit Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0

(1) AUDIT FEES

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the Company’s annual financial statements and review of Form 10-k was $11,500 for the fiscal year ended December 31, 2009 and $11,500 for the fiscal year ended December 31, 2010.

(2) AUDIT-RELATED FEES

No fees were billed in each of the last two fiscal years for assurance and related services by the principal accountant related to the performance of the audit or review of the Company’s financial statements.

(3) TAX FEES

No fees were billed for each of the fiscal years ended December 31, 2009 and 2010 for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning.

(4) ALL OTHER FEES

No fees billed were bill for each of the fiscal years ended December 31, 2009 and 2010 for professional services rendered by the principal accountant for any other services.

(5) PRE-APPROVAL POLICIES AND PROCEDURES

Before the accountant is engaged by the issuer to render audit or non-audit services, the engagement is nominated by the members of the Audit Committee and approved by the Company’s board of directors.

(33)

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements

1. The following financial statements are included in Part II, Item 8:

Consolidated Balance Sheets at December 31, 2010 and 2009

Consolidated Statements of Operations - for the years ended December 31, 2010 and 2009

Consolidated Statements of Cash Flows - for the years ended December 31, 2010 and 2009

Consolidated Statement of Stockholders’ Deficit - for years ended December 31, 2010 and 2009

Notes to Consolidated Financial Statements

2. Exhibits

Exhibit No. Description

4.3	South Seas Holdings Corp. Senior Convertible Promissory Note

4.4	South Seas Holdings Corp Purchase and Sale Agreement

31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

* Filed herewith.
(b)

Reports on form 8-K

On November 8, 2010, we filed form 8-K noting that Effective November 05, 2010, the client-auditor relationship between StarInvest Group, Inc. (the "Company") and Larry O’Donnell, CPA, P.C. (the "Former Auditor") was terminated upon the dismissal of the Former Auditor as the Company’s independent registered accounting firm.  Effective November 05, 2010, the Company engaged Bongiovanni & Associates, CPA’s ("B&A") as its principal independent public accountant to audit the Company's financial statements for the year ending December 31, 2010.  The decision to change accountants was approved by the Company's Board of Directors, effective November 05, 2010, and was necessitated as a result of the sale of Larry O’Donnell, CPA, P.C. to De Joya Griffith & Company, LLC, a full service accounting firm based in Henderson, Nevada.

(34)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

July 1, 2011	STARINVEST GROUP, INC.
By: /s/ Robert H. Cole
Name: Robert H. Cole
Title: Chief Executive Officer, Chief Financial Officer and Director (Principal Executive, Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signatures	Title
Date	Signature	Title
July 1, 2011	/s/ Robert H. Cole	Chief Executive Officer, Chief Financial Officer and Director (Principal Executive, Financial and Accounting Officer)

July 1, 2011	/s/ Cristiano Germinario	Secretary and Director

July 1, 2011	/s/ Manua Kalia	Director